Form 10-K
FAR WEST ELECTRIC ENERGY FUND L P
filed 1995-03-30
CIK 753767

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For Fiscal Year Ended:  December 31, 1994

                                      OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ______________

Commission file number            0-14452

                      Far West Electric Energy Fund, L.P.
            (Exact name of registrant as specified in its charter)

              Delaware                              87-0414725
 State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                  Identification No.)

921 Executive Park Drive, Suite B, Salt Lake City, Utah   84117
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (801) 268-4444

Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No ___
                                          Total pages:
                                          Exhibit Index Page:

                                   Form 10-K

      The registrant is a limited partnership and has no voting stock. At this time there is no market for trading a partnership interest in the registrant. 93.9% of the partnership interests are owned by non affiliates.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

Item 1.     Business.

      Far West Electric Energy Fund L.P., a Delaware limited partner-ship (the "Partnership"), was originally organized in September 1984 under the Uniform Limited Partnership Act of Utah as Far West Hydroelectric Fund, Ltd. On December 20, 1988, the
Partnership changed its name to Far West Electric Energy Fund, L.P. and changed its domicile to Delaware.

      The Partnership owns a geothermal power plant, (the
"Steamboat Springs Plant") located in Nevada, and until recently, owned a hydroelectric plant located in Idaho (the "Crystal Springs Plant").

      The Crystal Springs Plant was sold to Crystal Springs Hydroelectric, L.P., a Washington limited partnership pursuant to a Purchase and Sale Agreement dated February 28, 1995, which is attached hereto as Exhibit (10)(aai). Also attached as exhibits are the documents which are attached as exhibits to the Purchase and Sale Agreement and other related sale documents.

  The sales price was $1,100,000 which was $895,063 less than the outstanding debt on the project. The general partner decided to accept that offer (at the urging of the Bank) rather than incur the potential expense of foreclosure and the substantial risk of a much larger deficiency judgment. All funds from the sale went to the Bank. In addition, a Third Extension and Modification Agreement was reached with the Bank pursuant to which the deficiency was reduced to an agreed upon amount of $537,000. Semi-annual interest payments are due thereon with the entire balance to be paid by March 15, 2000. If the balance is paid within three years, this deficiency will be reduced by $50,000 and if paid within two years the deficiency will be reduced by $100,000. The Third Extension and Modification Agreement is attached hereto as Exhibit (10)
(aas). The $537,000 agreed upon deficiency was set forth in an Amended and Substituted Promissory Note which is attached hereto as Exhibit (10)(aat). See "Item 2. Properties" for more information regarding the Partnership's power plants.

      The principal revenue-producing activities of the Partnership commenced as of December 31, 1985, following the completion in November 1985 of a public offering of its Units of limited partnership interests registered under the Securities Act of 1933. Since 1986, the Partnership has realized significant revenues from its business of selling power generated by its plants to public utilities pursuant to the Public Utility Regulatory Policies Act ("PURPA"), and in accordance with regulations of the Federal Energy Regulatory Commission ("FERC") and of the state public utility commissions of Idaho and Nevada.

      Electricity has been generated by the Partnership's hydro-electric and geothermal power plants and sold to the Idaho Power Company and to the Sierra Pacific Power Company, pursuant to long-term contracts for 35 and 20 years, respectively. 100% of the power generated by the Crystal Springs Plant was sold to Idaho Power Company and 100% of the power generated by the Steamboat Springs Plant is sold to Sierra Pacific Power Company. Since the sale of the Crystal Springs Plant, the Partnership is dependent upon the continued financial stability of Sierra Pacific Power Company to honor its power purchase contract.

      In addition to its ownership of the Steamboat Springs Plant, the Partnership owns certain piping and accessory equipment and is entitled to receive pumping fees and a net subordinated royalty in connection with the operation of the 1-A Plant located adjacent to the Steamboat Springs Plant. See "Item 2. Properties."

      The Partnership's two power plants were operated on a day-to-day basis by contract operators, Ormat, Inc. ("Ormat") through October 10, 1990, and by SB GEO, Inc. thereafter in the case of the Steamboat Springs Plant and in the case of the Crystal Springs Plant by Bonneville Pacific Corporation ("BPC"), until December, 1991, then by CHI until December, 1992 and by Little Mac Power Services Co. since December 1, 1992. The Partnership has no employees, but relies on the staff of Far West Capital, Inc. ("Far West Capital"), a General Partner of the Partnership together with Alan O. Melchior and Thomas A. Quinn, who are officers, directors, and 90% shareholders of Far West Capital and were also General Partners of the Partnership until they resigned as General Partners effective January 1, 1995. The Amendment to the Certificate and Agreement of Limited Partnership of Far West Electric Energy Fund, L.P. is attached hereto as an Exhibit (3)(b). The term "General Partner" as used herein, means Far West Capital and Messrs. Melchior and Quinn until they resigned as General Partners effective January 1, 1995. The Partnership also employs outside consultants as necessary. As of the date of this filing, Far West Capital has nine employees who have varied amounts of responsibility for the Partnership and for other partnerships for which Far West Capital is the General Partner.

      Protection of the environment is a major priority for the Partnership. The Partnership engages in activities within the jurisdiction of federal, state and local regulatory agencies. Those agencies have issued the Partnership permits for these activities subject to air quality, water quality, and waste management laws and regulations. The Partnership is currently in compliance with such laws and regulations. See "Item 2. Properties."

Item 2.  Properties

      Steamboat Springs thermal-hydroelectric plant.

      The Steamboat Springs Plant is located ten miles south of Reno, Nevada on property leased from Sierra Pacific Power Company pursuant to a Geothermal Resource Lease in the Steamboat Known Geothermal Resource Area. The plant has gross capacity of approximately 6.5 megawatts and consists of seven separate modules, utilizing binary rankine cycle turbines.

      In 1987 it was determined that to achieve the expected capacity and the performance requirements specified in the Steamboat Springs Plant's purchase contract, Ormat would have to install additional equipment and make some modifications to existing equipment. These corrections were made at no cost to the Partnership (although the down-time for modifications and testing adversely impacted revenues). The modifications and repairs were completed in the summer of 1988, and the Partnership was informed that the plant was performing near projected levels by the fall of 1988. However, during 1989 the plant produced approximately 36,000,000 kwh (about the same as 1988) which is substantially less than the 42,000,000 kwh which was the annual production for the plant, as modified, projected by Ormat and the 43,800,000 kwh called for by the Purchase Agreement.

      After reviewing the Steamboat Springs Plant performance with independent consultants, the General Partner concluded that the deficiencies in plant performance were attributable to both poor operating practices employed by Ormat, the former operator, and certain problems in plant design. Consequently, notice was given to Ormat that the Partnership believed that Ormat was in default under both its Operating and Purchase Agreements with the Partnership. The General Partner replaced Ormat as plant operator on October 11, 1990, and sought redress for plant deficiencies under the arbitration clause of the Purchase Agreement. Arbitration proceedings began October 29, 1990.

      The claims of the petitioners as well as the counter claims of Ormat were numerous and complex, making it difficult to summarize the ruling of the Arbitration panel. However, in essence the panel denied the bulk of Petitioners' claims and Ormat's counter claims. Petitioners were awarded $175,000 for well field problems, and Ormat was awarded $254,000 for unpaid operating and warranty service, the payment of which had been withheld pending the completion of the Arbitration. The Parties have all complied with and satisfied the ruling of the Arbitrators, including payment of all awards. (See Part IV, Item 14, Exhibits, Form 10-K dated December 31, 1992.

      The present operating agreement provides for SB Geo, Inc. ("SB GEO") to operate and maintain the plant for a period of 10 years. SB GEO is to operate the plant on a no profit basis (salaries and expenses) and will not pay any dividends or distributions to shareholders. In the long term this change to the new operator generally has brought increased power production and lower operating costs. However, because the Arbitration relieved Ormat from its warranty obligations, the Partnership has incurred increased cost associated with equipment repairs that otherwise would have beencovered by the Ormat warranty.

      In October 1991, the Partnership assigned its 77% ownership interest and 1-A Enterprises assigned its 23% ownership in SB GEO to Messrs. Melchior and Quinn, who accepted the assignments and SB GEO's liabilities. According to an independent valuation firm, SB GEO had no value as of the transfer date due to its obligations and its cost basis operating status. Consequently, no gain or loss was recognized as a result of the assignment.

            On October 23, 1992 Westinghouse Credit Corporation ("WCC") gave the Partnership a notice of default with regard to the long-term financing of the project for the Partnership allowing the reserve account to fall below its reserve requirement without adequate replenishment and because the Award of Arbitrators in the Ormat Arbitration exceeded $25,000. Since that date the parties have met in negotiations on several occasions and WCC has acknowledged that the parties are working together in good faith toward a resolution and that WCC has observed progress and anticipates further progress toward a mutually satisfactory resolution. The General Partner continues to believe that a resolution will be reached which will result in a cancellation of the default.

Crystal Springs hydroelectric plant.

      The Crystal Springs Plant is located ten miles west and seven miles north of Twin Falls, Idaho. Its leased site is located in Cedar Draw which flows into the Snake River Canyon. Its primary components consist of four horizontal Francis-type turbines with an installed total capacity of 2.88 megawatts. Until March 16, 1995, it was owned by the Partnership through Crystal Springs Hydroelectric Company ("CSHC"), a general partnership owned by the Partnership.

      The Crystal Springs Plant was placed into operation during December, 1985, but did not generate significant revenues until the first quarter of 1986, primarily due to seasonal water shortage conditions. During the last quarter of 1987, the Partnership received information which suggests that the Crystal Springs Plant design was based on overly optimistic water flow assumptions and that it would not be able to consistently achieve projected average annual production figures. On July 7, 1988, the Partnership entered into a Purchase Option Agreement, effective October 1, 1987, with Bonneville Pacific Corp. ("BPC"), the company which sold the project to the Partnership. In conjunction therewith, as an accommodation, the Partnership signed refinancing loan documents ("Loan") with First Security Bank of Utah ("Bank").

      A Restated Operation and Maintenance Agreement ("O&M Agreement") entered into as of October 1, 1987, dated July 7, 1988, between CSHC and BPC, served to install BPC, or a representative of its choice, as the operator of the Crystal Springs Plant. This O&M Agreement also set forth BPC's duties as the operator. The terms of this O&M Agreement would run through September 30, 1997, unless terminated earlier, as provided in the O&M Agreement.

      Under this O&M Agreement, BPC was responsible for the daily operation and maintenance of the plant, maintenance of accounting records, disbursements from available power revenues, supervision of employees interaction with power purchasers, and maintenance of the facility in a safe operating condition. In return, BPC was compensated a minimum of $20,000 per year; subject to increases by an amount equal to 10% of all profits between $0 and $20,000, plus 95% of all profits which exceed $20,000 per year.

      BPC accounted for revenues and expenses incurred by BPC inconnection with the operation and maintenance of the Crystal Springs Plant; CSHC was responsible for insurance expenses and property tax expenses. In view of the limited participation of CSHC in the operations, including profits and losses, as described elsewhere herein, operations of the project were not included in the financial statements for the years ended December 1990, 1991, or 1992. The net cost of the Crystal Springs Plant, related long-term debt and related depreciation, interest, insurance, and tax expenses were included in the financial statements of the Partnership. The debt service payments paid by the BPC were included as other income in the financial statements.

      On December 5, 1991, BPC filed for protection under Chapter 11 of the United States Bankruptcy Laws and stopped making option payments to the Partnership and debt service payments to the Bank. This action terminated BPC's rights under the Purchase Option Agreement and the O&M Agreement. BPC's failure to make debt service payments to the Bank resulted in a default notice from the Bank.

      The Partnership received such default notice from the Bank by letter dated February 3, 1992, maintaining that CSHC was in default of its loan obligations to the Bank.

      CSHC, the Partnership and Far West filed a complaint in the Third Judicial District Court for Salt Lake County, State of Utah, naming the Bank as defendant and seeking a declaratory judgment that plaintiffs were not obligated to perform the obligations under the Loan documents because they signed them merely as accommodation parties and seeking injunctive relief against the Bank, enjoining the Bank from naming any of the plaintiffs in litigation seeking money damages under the Loan documents.

      The Bank subsequently filed a complaint in the District Court of the Fifth Judicial District of the State of Idaho seeking to foreclose on the real property security pursuant to the Mortgage.

      On July 17, 1992, CSHC, the Partnership and its General Partners ("Crystal Affiliates") entered into an agreement with the Bank whereby the parties agreed to forbear from further action on both above complaints. Under such agreement CSHC agreed to pay to the Bank, on or before September 30, 1992, the sum of $1,800,000. Upon payment of this settlement sum the Bank was to release the parties from obligations under the Bank's loan documents.

      That agreement expired prior to the Partnership's ability to refinance or sell the Crystal Springs Plant in order to pay the Bank the agreed upon $1,800,000 amount. The parties thereafter entered into a subsequent settlement agreement ("Agreement") effective December 31, 1992 which provided for dismissal of each of the two lawsuits and payment of the $1,800,000 to the Bank by December 1, 1993.

      It also provided for a mutual waiver of claims between the parties ("Mutual Release Agreement") and in addition provided for a $50,000 line of credit for use in repair of certain items of equipment for the Crystal Springs Plant for startup of operations in 1993 ("Repair Loan"). The Partnership also agreed therein to exercise their best efforts to sell the Crystal Springs Plant on or before December 1, 1993, the proceeds to be used in satisfying the Repair Loan and the $1,800,000 payoff of the Loan to the Bank.

      The Mutual Release Agreement also contemplated the execution by the Parties of an Extension and Modification Agreement with respect to the Loan which agreement was also entered into as of December 31, 1992 together with an Amendment to Mortgage and an Amendment to Security Agreement which amended the original Loan documents to provide for the issues resolved in the Mutual Release Agreement.

      In addition, effective the first day of December, 1992, a new operator of the Project, Little Mac Power Services Co., was put in place through an Operation and Maintenance Agreement of that date. A restated Operation and Maintenance Agreement was entered into effective December 1, 1994.

      The Partnership was unable to refinance or sell the Crystal Springs plant by December 1, 1993 in order to pay the Bank the agreed upon $1,800,000 amount. In order to extend the term of the loan for an additional nine (9) months, the parties thereafter entered into a Second Extension Agreement as of December 1, 1993. This agreement extended the date until September 1, 1994 for Crystal affiliates to be able to sell the Crystal Springs plant and use the proceeds to pay off the $1,800,000 agreed upon to the Bank.

      As an incentive to enhance the flows of Cedar Draw Creek, to provide greater revenue from the plant, CSHC entered into an agreement dated March 8, 1993 to compensate the Twin Falls Canal Company ("TFCC") by paying TFCC a royalty of five percent of the energy revenue for each month. The general partner believes that this agreement was instrumental in producing increased water flows and revenues for the Crystal Springs Plant during 1993 and will result in increased water flows and revenues in future years. That agreement was attached to the December 31, 1993 Form 10-K as Exhibit (10) (aah).

      The Crystal Springs Plant was sold as described in Item 1.
above.

      Revenues from the 1-A thermal-hydroelectric plant

      The 1-A geothermal plant (the "1-A Plant") is located adjacent to the Steamboat Springs Plant. The 1-A Plant consists of two separate modules, utilizing binary rankine cycle turbines with a combined net output of 1.8 megawatts.

      The 1-A Plant was originally a Steamboat Springs expansion project, but was sold in 1988 to a general partnership entitled 1-A Enterprises which is owned 75% by Alan O. Melchior and Thomas A. Quinn, who were also General Partners of the Partnership and currently are officers and shareholders of Far West Capital. Use of the geothermal resource by the 1-A Plant has no adverse effect on the operation of the Partnership's Steamboat Springs Plant.

      In a Second Amendment to Geothermal Resources Lease provision was made to accommodate the 1-A Plant on the Steamboat Springs Plant's lease. A Geothermal Resources Sublease was entered into granting rights and defining terms and conditions for the siting and operation of the 1-A Plant and setting forth a method of calculating royalty payments to be made to the Partnership. This Sublease was Revised and Restated on October 9, 1989.

      As consideration for the sale of the 1-A Plant rights to 1-A Enterprises, the Partnership received a royalty interest in the net operating income of the 1-A Plant. Such royalties equal 10% in 1988 through 1992, 15% in 1993 through 1998, 40% in 1999 through
2010, and 45% in 2011, and thereafter. In addition, the Partnership is paid an amount equivalent to the net profit that would be realized by the Partnership if the 1-A Plant were bearing 150 KW of parasitic power load (power consumed by the Plant itself). The net profit equivalent is calculated as follows:
1,200,000 KWH x the rate at which power is sold to Sierra Pacific Power Company under the power purchase agreement applicable to the 1-A Plant, less any royalties, note payments, or net revenue interest or other expenses associated with or payable out of such additional revenues assuming that the 1-A Plant produced an additional 1,200,000 KWH per annum. In 1994 the Partnership earned $87,000.00 in royalty revenues from the 1-A Project and $57,000.00 in pumping charges.

Item 3.  Legal Proceedings

Health Department

      Since its inception, the Partnership has operated the Steamboat plant under a variance granted by the Washoe County District Health Department ("Health Department") with respect to the release of pentane gas into the atmosphere. In 1991 the Health Department amended the original variance in an effort to require the Partnership to install more stringent pentane release safeguards. The Partnership notified the Health Department that the Partnership contested their authority to impose such additional safeguards but agreed to voluntarily comply with the new standards.

      As a part of its effort to reduce pentane emissions at the Steamboat Springs Plant the Partnership recently installed a cryogenic pentane recovery system. The Health Department claimed that the Partnership installed this system after the deadline established under their amended variance and issued a notice of violation and fine of $15,000. Upon appeal to the Air Pollution Control Hearing Board the fine was reduced to $5,800. After further appeal of the notice of violation and fine to the Washoe County District Board of Health, the Board decided to hold the fine and citation in abeyance for 1 year. Since there were no further environmental infractions at the Steamboat Springs Plant, during this last year, the fine and citation were expunged.

Nevada Department of Transportation

      The Department of Transportation of the State of Nevada ("NDOT") commenced action in the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Partnership and others to obtain, for highway purposes, ownership of approximately 2.79 acres of the property owned by Sierra Pacific Power Company ("SPPC") at the extreme north of the land upon which the Steamboat Springs Plant is located pursuant to the SPPC lease. The Partnership is defending the action insofar as is necessary to protect a stand-by injection well located on the lease in the proximity of the land being taken and a monitoring well in an adjacent area which is being taken. It is presently negotiating a settlement which will leave the stand-by injection well and the Partnership's rights in and use thereof intact and available. The Partnership will be required to construct a new monitoring well and will attempt to recover the cost thereof from the State. The Partnership is also attempting to obtain a portion of the $273,500 offered and deposited into Court by NDOT as compensation for the taking. SPPC is claiming all of such funds as the owner of the land. The Court has granted NDOT the right to possess and occupy the property while the amount of compensation to be finally awarded is being contested. WCC, the Partnership's principal creditor, has claimed that under the financing agreements with respect to the Steamboat Springs and 1-A Plants, all funds recovered from NDOT must be applied to reduce the principal balance of the loans outstanding.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II


Item 5.     Market for Registrant's Common Equity and Related
Stock-holder Matters.

      No market exists for the Partnership's Units.  As of March
16, 1995, the 10,306 outstanding Units of the Partnership were held by 1,104 investors, including 530 units owned by the General
Partner.

      No cash distributions were made to the Limited Partners during the years ended December 31, 1989 through 1994.

Item 6.     Selected Financial Data.

            _______________Year Ended December 31__________________



                   1994         1993         1992         1991         1990
Revenues        $2,879,000    $3,784,000   $3,443,000   $3,530,000   $3,615,000
Net Income (Loss)   73,000       702,000      653,000     (437,000)  (1,111,000)
Per Unit                $7         $  68         $ 63        $ (42)      $ (108)

Distributions
To Limited
Partners              None         None         None         None          None
Per Unit              None         None         None         None          None

Total          $15,320,000  $15,677,000  $16,090,000  $17,469,000   $19,893,000
Assets



Long            $ 8,986,000 $ 9,536,000  $10,404,000  $12,181,000   $12,619,000
Term
Debt (Including current portion)

Item 7.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

      The sale of electricity to Sierra Pacific Power Company continues to be the Partnership's primary source of working capital. Power is sold pursuant to a long-term power contract
("Power Purchase Agreement") (see "Item 1. Business") which provides for purchase of all power produced by the Steamboat
Springs Plant at a fixed rate. However, in December of 1996 the rate at which the plant will sell power goes from 7.17 cents per KW to short-term avoided cost (which presently is approximately 2.5 cents). The Partnership will not be able to continue to operate the plant selling power at that rate. The General Partner is attempting to renegotiate the rate at which power would be sold to Sierra Pacific Power Company during the second 10 years of the Power Purchase Agreement beginning in December of 1996. The Steamboat Springs
Plant operating revenues have, in the past, provided cash balances to pay for operating expenses, including repairs and maintenance of the plant, during times of interrupted operations. However, in the event of failure of the Steamboat Springs geothermal resource, the Partnership would be unprotected from interruption of its revenues. Management believes that the likelihood of this event occurring is considered to be remote.

      As shown in the financial statements for the year ended December 31, 1994, the Partnership's current liabilities exceed current assets by $ 9,191,000. Of this amount, $5,340,000 relates to the note default involving the Steamboat Springs Plant with WCC.

This is more fully described under "Item 2. Properties".
Cumulative losses for the three-year period ended December 31, 1994 amounted to $541,000 before extraordinary items. The principal cause of these losses was due to expenses associated with poor plant performance and higher than expected operating and maintenance expenses due primarily to Ormat's refusal to honor its warranty obligations, litigation and administrative proceedings and unanticipated lower revenues. The General Partner is seeking to resolve the current liquidity concerns by taking steps to increase future production by improving maintenance and operation procedures and, if necessary, deferral of payment of general and administrative expenses to the General Partner. Partnership electric power revenue increased in 1993 by 34% over 1992 and by 12% over 1991. The general partner believes that 1994 revenues are representative of what can be expected in the future until the rate change becomes effective.

      With the winding down of the Partnership's litigation and administrative proceedings, professional fees and general and administrative expenses charged by the General Partner decreased in 1994 by 45% from the preceding year, in 1993 by 49% from the preceding year and in 1992 by 33% from 1991. The General Partner also believes that these expenses will continue to stay at this lower level in 1995 because of the termination of such litigation and decreasing administrative costs.

      In a report dated September 4, 1993 the General Partner reported to the Limited Partners on its efforts to restructure the business of the Partnership so as to be able to resume distributions to the Limited Partners. In summary the General Partner concluded that the Partnership would be unable to generate significant positive cash flow or resume distributions without the infusion of $1,000,000 to make capital improvements in the Steamboat Springs Plant and/or buy out the Westinghouse loan and certain royalty interests at a discount. The Partnership does not have the financial resources to accomplish these goals. At present and in the foreseeable future the Partnership is generating taxable income without any cash distributions to pay the tax liabilities. Therefore, it appears to the General Partner that it may be advantageous to the Partnership to consider a sale of all the Partnership assets. At the present time the General Partner is attempting to sell the Partnership assets and will seek approval of the sale from the Limited Partners at such time as a serious offer is received.

Results of Operations

      In 1987 the Steamboat Springs Plant produced electric power and generated revenues at approximately 75% of expected operating levels. The production shortfall was primarily due to shutdowns required to effect certain equipment changes and modifications, and to operation of that plant at a lower level than expected. It was determined that to achieve the expected capacity and the performance requirements specified in the plant's purchase contract, the vendor/operator would have to install additionalequipment and make some modifications to existing equipment. These corrections were made at no cost to the Partnership (although the down-time for modifications and testing impacted revenues). The modifications and repairs were completed in the summer of 1988, and the Partnership was informed by Ormat that the plant was performing at a level that would produce 42,000,000 KWH per year.

      The Steamboat Springs Plant increased production of electric power from 32,797,000 KWH in 1987 to 36,142,000 KWH in 1988.
Ormat, the vendor/operator of the plant, installed additional equipment and made equipment modifications which increased the plant's capacity and performance. These additions and modifications were made at no additional cost to the Partnership.

      In 1989 the Steamboat Springs Plant produced $2,564,000 in gross revenues which was $448,000 and $576,000 less than would have been received under the Ormat projected 42,000,000 and 43,800,000 kwh agreed to under the purchase agreement per year respectively. In 1990 the plant produced $2,765,000 in gross revenues which was an increase over 1989's revenues, but about $247,000 and $376,000 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. In 1991 the plant produced $2,791,000 in gross revenues which was $220,000 and $349,000 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. In 1992 the plant produced about $2,360,000 in gross revenues which was $651,400 and $780,460 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. The poor performance in 1992 was directly due to excessive equipment failures and breakdowns which resulted in plant downtime. In 1993 the Plant produced $2,625,000 in gross revenues which was an increase over 1992's revenues but about $386,391 and $515,451 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. This made 1993 a better than average year for revenues. In 1994 the revenues declined slightly and are more indicitave of what can be expected until the ratechange in 1996.

      The following table shows the annual production for the Steamboat Springs Plant:

Year           $'s             KWH
1987       $2,352,000       32,797,000
1988       $2,591,000       36,142,000
1989       $2,564,000       35,760,000
1990       $2,765,000       38,563,000
1991       $2,791,000       38,926,000
1992       $2,360,000       32,915,000
1993       $2,625,000       36,611,000
1994       $2,564,000       35,767,000


      The Crystal Springs Plant produced power at approximately 51% of expected levels during 1987 and 1988, about 80%, 70%, 58% and 14% during 1989, 1990, 1991 and 1992, respectively, due chiefly to lower than normal precipitation in the Snake River Basin. In 1993 it produced a record 8,265,000 kwh for revenues of $537,000. This was a result of increased water flow resulting from greater precipitation and additional water released by the Twin Falls Canal Company as a result of the agreement with it. In 1994, due to the drought in southeastern Idaho, it was shut down for most of the year and produced 3,101,000 kwh for revenues of $163,000.00. SeeItem 2. Properties herein.

      The 1-A Plant from which the Partnership receives royalties was put on line and began operations in December, 1988. That plant reached full scale production levels during the first quarter of 1989. The Partnership began to receive its 10% net operating royalty and pumping fee when the plant was accepted and commissioned during the first quarter of 1989. A total of $95,000, $94,000, $115,000, $102,000, $135,000 and $144,000 in royalties and pumping fees in the years ended December 31, 1989, 1990, 1991, 1992, 1993 and 1994 respectively, were earned by the Partnership from this plant.
Item 8.     Financial Statements and Supplementary Data.

             Index to Financial Statements                    Page
                and Supplementary Data

             Independent Auditors' Report                      17

             Balance Sheets, December 31, 1994 and 1993        18

             Statements of Income, for the Years Ended
               December 31, 1994, 1993, and 1992               20

             Statements of Partners' Capital, for the
               Years Ended December 31, 1994, 1993, and 1992   21

             Statements of Cash Flows, for the Years ended
                  December 31, 1994, 1993, and 1992            22

             Notes to Financial Statements                     24

             Schedule I, Condensed Financial Information
               of Registrant (All Required Information
               Reported in Financial Statements and Notes to the Financial Statements)

             Schedule II, Valuation of Qualifying Accounts

               (All Required Information Reported in Note 2)

                         INDEPENDENT AUDITOR'S REPORT



General Partner
Far West Electric Energy Fund, L.P.
Salt Lake City, Utah


      We have audited the balance sheet of Far West Electric Energy Fund, L.P. as of December 31, 1994 and 1993, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far West Electric Energy Fund, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Respectfully submitted,



                                  /s/ Robison, Hill & Co.
                                  Certified Public Accountants


Salt Lake City, Utah
March 7, 1995

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993


                                             1994             1993

Assets

Utility Plant:
  Plant in Service                    $18,716,000      $18,692,000
  Equipment                               335,000          220,000
  Construction in Progress                118,000          118,000
  Accumulated Depreciation             (6,010,000)      (5,367,000)

     Net Utility Plant                 13,159,000       13,663,000

Restricted Marketable Securities        1,145,000        1,102,000

Other Assets                              124,000          142,000

Current Assets:
  Cash                                    278,000          280,000
  Receivables - Trade                     437,000          393,000
  Receivables - Other                       6,000            3,000
  Receivable - Related Party              159,000           82,000
  Prepaid Expenses                         12,000           12,000

     Total Current Assets                 892,000          770,000

     Total Assets                     $15,320,000      $15,677,000

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                                  (Continued)


                                         1994             1993

Partners' Capital and Liabilities

Partners' Capital:
  Limited Partners                    $ 4,868,000      $ 4,796,000
  General Partner                         (11,000)         (12,000)

     Total Partners' Capital            4,857,000        4,784,000

Contingencies (Note 9)                         -                -
Other Liabilities                         150,000          150,000
Long-term Debt:
  Notes Payable - Related Party           230,000          268,000

Partners' Capital and Long-Term
  Liabilities                           5,237,000        5,202,000

Current Liabilities:
  Current Portion - Long-term Debt      7,140,000        7,857,000
  Note Payable - Related Party          1,043,000          956,000
  Payable-Related Party                   573,000          455,000

  Accrued Liabilities
    Operations                            495,000          596,000
    Royalties                             220,000          186,000
    Interest                              612,000          425,000

     Total Accrued Liabilities          1,327,000        1,207,000

     Total Current Liabilities         10,083,000       10,475,000

     Total Partners' Capital and
       Liabilities                    $15,320,000      $15,677,000









              See accompanying notes to the financial statements.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                             STATEMENTS OF INCOME


                                     FOR THE YEARS ENDED
                                         DECEMBER 31,
                            1994           1993            1992

Revenues:
  Electric Power
    Revenues            $ 2,728,000    $ 3,162,000     $ 2,360,000
  Other Revenues            151,000        622,000       1,083,000

     Total Revenues       2,879,000      3,784,000       3,443,000

Expenses:
  Operations              1,779,000      2,163,000       2,014,000
  General and
   Administrative:
    Professional Services    54,000         72,000         366,000
    General Partners-
      Related Party         123,000        223,000         437,000

     Total General and
       Administrative       177,000        295,000         803,000

     Total Expenses       1,956,000      2,458,000       2,817,000

     Income From
       Operations           923,000      1,326,000         626,000

Other Income (Expense):
  Interest Income            52,000         38,000          56,000
  Interest Expense         (902,000)      (806,000)     (1,478,000)
  Write-down of Assets            -              -        (345,000)
  Bad Debt Expense                -        (31,000)              -

     Net Other Expense     (850,000)      (799,000)     (1,767,000)

     Net Income (Loss)
       Before Extraordinary
       Item                  73,000        527,000      (1,141,000)

Extraordinary Item - Early
  Extinguishment of Debt          -        175,000       1,794,000

     Net Income         $    73,000    $   702,000     $   653,000

     Net Income Per
       Limited Partnership
        Unit            $         7    $        68     $        63

              See accompanying notes to the financial statements.


                       FAR WEST ELECTRIC ENERGY FUND, L.P.
                          A DELAWARE LIMITED PARTNERSHIP
                          STATEMENT OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                       General Partner         Limited Partners
                                    Number                   Number                      Total
                                   of Units     Amount       of Units      Amount         Amount
Balances at December 31, 1991            1    $   (25,103)    10,305    $ 3,454,103   $ 3,429,000

Net Income                               -          6,530          -        646,470       653,000

Balances at December 31, 1992            1        (18,573)    10,305      4,100,573     4,082,000

Net Income                               -          7,020          -        694,980       702,000

Balances at December 31, 1993            1        (11,553)    10,305      4,795,553     4,784,000

Net Income                               -            730          -         72,270        73,000

Balances at December 31, 1994            1    $   (10,823)    10,305    $ 4,867,823   $ 4,857,000
















             See accompanying notes to the financial statements.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                        FOR THE YEARS ENDED
DECEMBER 31,
                                      1994           1993
  1992
Cash Flows From Operating
Activities:

Net Income (Loss)                  $    73,000    $   702,000
$   653,000
Adjustments to Net Income (Loss):
  Depreciation and Amortization        661,000        716,000
   784,000
  Write-down of Assets                       -              -
   345,000
  Gain on Debt Restructure                   -       (175,000)
(1,794,000)
  (Increase) Decrease in
    Receivables                       (124,000)       (59,000)
    94,000
  (Increase) Decrease in Prepaid
    Insurance                                -         (9,000)
     2,000
  (Increase) Decrease in Other
    Assets                              18,000         18,000
         -
  Increase (Decrease) in Accrued
    Liabilities                        120,000       (234,000)
   188,000
  Increase (Decrease) in
    Amount Due to General
    Partner                            100,000        214,000
   170,000

     Total Adjustments                 775,000        471,000
  (211,000)

  Net Cash Provided by
    Operating Activities               848,000      1,173,000
   442,000


Cash Flows From Investing
Activities:
  Capital Expenditures                (139,000)      (222,000)
   (42,000)

  Net Cash Provided by (Used)
    in Investing Activities           (139,000)      (222,000)
   (42,000)

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Continued)


                                        FOR THE YEARS ENDED
DECEMBER 31,
                                      1994           1993
  1992
Cash Flows From Financing
Activities:
  Principal Payments on Long-
    term Debt                      $  (751,000)   $(1,109,000)
$  (947,000)
  Proceeds From the Issuance
    of Debt                             83,000        171,000
   350,000

  Net Cash Provided by (Used)
    in Financing Activities           (668,000)      (938,000)
  (597,000)

Increase (Decrease) in Cash,
  Restricted Cash and Cash
  Equivalents                           41,000         13,000
  (197,000)

Cash, Restricted Cash, and
  Cash Equivalents at
  Beginning of Year                  1,382,000      1,369,000
 1,566,000

Cash, Restricted Cash, and
  Cash Equivalents at
  End of Year                      $ 1,423,000    $ 1,382,000
$ 1,369,000


Supplemental Disclosure of
Cash Flow Information:
  Cash Paid During the Year
  For Interest                     $   727,000    $   755,000
$   750,000

Non-Cash Activities:

      The Partnership reduced a contract payable for the year ended December 31, 1993 and 1992 by $13,000 and $187,000, respectively, and recognized income relating to option payments not made; see
Note 6.

      An extraordinary gain of $175,000 and $1,794,000 for the years ended December 31, 1993 and 1992, was recognized relating to the extinguishment and restructuring of debt and accrued interest; see
Note 4.

      Notes payable and accrued interest were reduced and other income recognized for the year ended December 31, 1993 and 1992 in the amount of $424,000 and $387,000, respectively, relating to offsets allowed under the performance guaranty on the Steamboat Springs project; see Note 6.



              See accompanying notes to the financial statements.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following significant accounting policies are followed by Far West Electric Energy Fund, L.P. in preparing and presenting the financial statements, and are to assist the users in understanding the financial statements.

Organization
      Far West Electric Energy Fund, L.P., a Delaware limited partnership (the Partnership) was organized in 1985 to acquire and operate electric generating plants.

Utility Plant and Equipment
      Utility plants and equipment are carried at cost or adjusted cost (see Note 2). Fixed assets are depreciated over their estimated useful life (utility plants - thirty years, equipment - five to ten years).

Cash Equivalents
      For purposes of the statement of cash flows, the Partnership's policy is that all investments with maturities of three months or less are considered cash equivalents.

Income Taxes
      No provision for income taxes has been made since the Partnership files partnership return under provisions for federal and state tax laws. The assets and liabilities of the Partnership for tax purposes are lower than the financial statements for 1994 by $11,154,000 and $2,208,000, for 1993 by $11,492,000 and
$2,011,000, respectively.

Income Per Limited Partnership Unit
      The income before extraordinary item is calculated on the weighted average units outstanding during the year. The weighted average of units outstanding during 1994, 1993, and 1992 were 10,305.

Reclassifications

      Certain amounts in 1994 and 1993 have been reclassified to conform with financial statement presentations adopted in 1994.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2 - UTILITY PLANT

      Plant in service consists of the following at December 31,
1994 and 1993:
                                                   Estimated
                           1994         1993      Useful Lives
Steamboat Springs
  Thermal Hydroelectric
   Power Plant          $15,599,000  $15,597,000  30 Years

Expansion Pipeline          400,000      400,000   5 to 7 Years

Crystal Springs
  Hydroelectric
  Power Plant             4,738,000    4,716,000  30 Years

Valuation Allowance      (2,021,000)  (2,021,000)

                        $18,716,000  $18,629,000

      The valuation allowance relates to the Crystal Springs
Hydroelectric Power Project. The valuation allowance is a result of the rights to a purchase option being waived and a decline in the value of the project.

NOTE 3 - OTHER ASSETS

      Other assets consist of the following at December 31, 1994 and 1993:

                                        1994        1993

      Loan Origination Fees           $183,000    $183,000
      Organization Costs                65,000      65,000
      Other Assets                      35,000      35,000
      Accumulated Amortization        (159,000)   (141,000)

            Total Other Assets        $124,000    $142,000

      The loan origination fees are being amortized on a straight-line basis over the respective lives of the loans.
Organization costs are amortized over a five year period on a straight-line basis. Amortization was $18,000, $18,000, $20,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 4 - LONG-TERM DEBT

      Long-term debt as of December 31, 1994 and 1993 consists of the following:
                                          1994            1993
Note Payable to a corporation is in
default as of 10/23/92 and is
immediately due and payable.  Note is
secured by the Steamboat Springs
Project and all associated rights.
Interest rate is 11.5%                  $5,340,000      $6,035,000

Note Payable to a bank is due and pay-
able in full originally on December
1, 1994, extended to September 30, 1994
per a restructuring agreement, is in
default.  Interest is due in quarterly
installments.  Note is secured by Crystal
Springs Project and associated rights.
Interest rate is prime plus 2%, prime
was 6% at year end (See Note 12 - Sub-
sequent Events).                         1,800,000       1,800,000

                                         7,140,000       7,857,000

Less Current Installments Due            7,140,000       7,857,000

                                       $         -      $        -

      The Partnership is required to maintain an escrowed bank account as security under the terms of the note payable to a corporation with the note payable balance as of December 31, 1994 of $5,340,000. The reserve account was drawn down to $1,145,000 due to insufficient operating funds to meet principal and interest payments. The note is in default due to the reserve account being drawn below required amounts. The reserve includes the initial deposit of $1,000,000 and requires an additional $70,000 annually for the first seven years, interest income is also retained in the reserve account. Disbursements from the reserve account for principal and interest payments on the note are allowed to the extent that there are insufficient funds in the Partnership's operating accounts.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 4 - LONG-TERM DEBT (Continued)

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1994 are as follows:

      Year Ending December 31,

                  1995                                $ 7,140,000
                  1996                                          -
                  1997                                          -
                  1998                                          -
                  1999                                          -
                  Thereafter                                    -

                                                      $ 7,140,000

      A note payable to a corporation was extinguished in the amount of $175,000 in December 1993. The extinguishment was a result of negotiations to settle litigation on the performance guaranty. The principal note amount and related accrued interest are shown as an extraordinary item in the statement of operations for the year ended December 31, 1993.

      During December 1992, a note payable to a bank was restructured resulting in a reduction of principal amount, accrued interest, and a renegotiation of terms. The difference of the restructured principal and future cash payments and the amount previously due is shown as an extraordinary item in the statement of operations for the year ended December 31, 1992 in the amount of $1,794,000.

      Interest payments relating to the reduced note were offset to accrued interest payable. The total amount offset against accrued interest payable in 1994 was $26,000.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 5 - NOTE PAYABLE-RELATED PARTY

      The Partnership had notes payable to related parties for the years ended December 31, 1994, and 1993 as follows:

                                           1994            1993

Notes Payable to General Partner
payable on demand, unsecured.
Interest rate is 13%                    $1,005,000     $   922,000

Note Payable to 1-A Enterprises,
a partnership, due in quarterly
installments, including interest;
commencing April 16, 1990, re-
maining principal due January 16,
2000; unsecured.  Interest rate
is 11%                                     268,000         302,000

                                         1,273,000       1,224,000

 Less Current Installments Due           1,043,000         956,000

                                        $  230,000     $   268,000

NOTE 6 - PURCHASE AND OPERATING AGREEMENTS

Steamboat Springs Thermal Hydroelectric Power Plant (Steamboat
Springs)

      Under the terms of the Steamboat Springs purchase agreement (the Agreement), the Partnership is required to pay royalties aggregating 14.05 percent of annual gross revenues plus an annual lump sum of $50,000. For the years ended December 31, 1994, 1993, and 1992, royalty expense related to these commitments amounted to $410,000, $419,000, and $382,000, respectively.

      As part of the Agreement, the original developer of Steamboat Springs (the Developer) guaranteed annual net operating revenues, as defined (Net Operating Revenues) of $2,000,000 for a period of ten years following the date of commissioning, March 31, 1987 (the Guarantee). In 1992, the debt and related performance guarantee with the original developer was extinguished. Pursuant to the Guarantee and included in other revenues in the statements of income for the years ended December 31, 1993, and 1992 are $424,000, and $387,000, respectively. Amounts due to the Partnership under the Guarantee are offset annually against a note

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6 - PURCHASE AND OPERATING AGREEMENTS (Continued)

payable to the Developer, and the corporation which subsequently sold the project to the Partnership. The note payable to the developer has been fully offset as of December 31, 1993.

      The Partnership is also required to pay the Developer annual royalties equal to 50 percent of the first $100,000 over the guaranteed Net Operating Revenues and 75 percent of amounts in excess of the $100,000 each year for the first ten years following the date of commissioning. For years 11 through 20 after commissioning, the royalty equals 30 percent of Net Operating Revenues; principal debt service payments incurred to finance construction or operations are not deducted in determining the revised net operating revenues (Revised Net Operating Revenues). For years 21 inclusive and thereafter, the royalty is equal to 50 percent of Revised Net Operating Revenues. No royalties have been paid pursuant with this commitment.

Crystal Springs Hydroelectric Company

      The Partnership owns the entire beneficial interest of the partnership units of Crystal Springs Hydroelectric Company (an Idaho Limited Partnership) (the Company). The Company owns the Crystal Springs Hydroelectric Plant (the Project). The Company purchased the Project from its operator (the Operator). Under the terms of the original purchase agreement, the Company was required to pay the Operator royalties equaling 20 percent of gross annual revenues and the Operator received an option to purchase the Project from the Company 30 days prior to May 14, 2020 for $1. On July 7, 1988, effective October 1987, the Partnership issued the Operator a purchase option (the Option) to either purchase the Partnership's interest in the Project or Company. As consideration for the Option, the Operator waived rights to the previous purchase option, paid the Partnership cash of $150,000, forgave $998,000 in debt obligations, and agreed to make annual cash payments of $187,000 until the Option is exercised or expires. The quarterly option payment was not made for the period ending December 31, 1992, thereby waiving the option. Per the contract agreement option payments not made were offset against an original contract amount of $200,000, resulting in a reduction of $13,000, and $187,000 which is shown as miscellaneous income in the statements of income for the year ended December 31, 1993 and 1992, respectively. Previous option payments received by the Partnership had been recorded as deferred revenue.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6 - PURCHASE AND OPERATING AGREEMENTS (Continued)

      Prior to December 1, 1992, the Company restated the operating agreement for the Project with the Operator effective October 1987.

Under the terms of the operating agreement, the Operator staffs and operates the Project, pays operating expenses (excluding insurance and taxes), and pays debt service payments related to the Project. In view of the limited participation of the Company in operations, including profits and losses, except as described elsewhere herein, operations of the Project are not included in the financial statements for the years ended December 31, 1992, and 1991. The net cost of the utility plant of the Project, related long-term debt and depreciation, interest, insurance, and tax expenses are included in the financial statements of the Partnership. For the year ended December 31, 1991, debt service payments from the Operator of $339,000, are included in other revenues. The Operator did not make any debt service payments in 1992.

      The debt service was restructured in December 1992 and will beserviced out of revenues of the project. The restructuring agreement with the bank changed the terms of the note payable (see
Note 4). Also, any excess cash flows from the Project are to be used by the bank to offset the prior reduction of debt. As a result of the restructuring agreement, the Partnership now oversees the Project. The revenues and expenses of the Project are reflected in the statement of operations for the year ended December 31, 1994.

      The Partnership entered into an agreement, effective December 1, 1992 with Little Mac Power Services Co. for the operation and maintenance of the Crystal Springs Hydroelectric Project. Under the terms of the operating agreement, the operator staffs and operates the Project, pays operating expenses to maintain the highest available plant efficiency. The Partnership pays a monthly fee of $2,200 to cover salary, travel and expenses. An initial non-refundable start-up cost of $2,500 was paid at the time the agreement was executed. The monthly fee will increase by 4% annually if contract continues for longer than one year.

      Under the terms of the Crystal Springs purchase agreement dated May 15, 1985, the Partnership is required to pay royalties aggregating 20 percent of gross revenue received from the sale of Hydroelectric Power of which 17 percent is subordinated to debt. An additional five percent is payable to Twin Falls Canal Company per an agreement dated March 8, 1993.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 7 - RELATED PARTY TRANSACTIONS

      Under the terms of the Partnership agreement, the general partner is allowed various fees and reimbursements of expenses incurred to manage the Partnership. For each of the years in the three-year period ended December 31, 1994, the Partnership expensed the following amounts as cost reimbursements to the general partner:

                                  1994        1993        1992

General and Administrative
  Expenses                      $123,000    $223,000    $437,000

      In addition, during the years ended December 31, 1993 and 1992, the Partnership paid $3,300 and $18,000 to a Utah partnership for private air transportation, in the ordinary course of business, in lieu of commercial airfare. The general partners are partners of the Utah Partnership.

      As a term of the amended and restated Partnership agreement, the general partner is entitled to 5 percent of the limited partnership units (Units) as compensation.

      During 1988, the Partnership assigned their rights to build an expansion unit to Steamboat Springs to a Nevada general partnership. As consideration for the rights, the Nevada general partnership deeded the Partnership rights and title to piping and valves installed from Steamboat Springs to the expansion unit and agreed to pay the Partnership royalties equaling 10 percent of net operating income from the expansion for the years ended December 31, 1988 through 1992, 15 percent for 1993 through 1998, 40 percent for 1999 through 2010, 45 percent thereafter, and an annual pumping charge. Included in other revenues in the statement of operations for the years ended December 31, 1994, 1993 and 1992, are $144,000, $135,000, and $102,000, respectively related to this agreement.
As of December 31, 1994 and 1993, two of the general partners held a 75 percent ownership in the Nevada general partnership.

      During 1991, the Partnership assigned its 77% ownership in SB Geo, Inc. a Utah Corporation, to two of the general partners. SB Geo, Inc. operates the Partnership's Steamboat Springs Thermal Hydroelectric Power Plant and a related expansion unit. At the time of the transfer, SB Geo, Inc. had no assets and operated on a cost reimbursement basis. No gain or loss was recognized as a result of the assignment.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 8 - MAJOR CUSTOMER

      The Partnership has contracted with Sierra Pacific Power Company to sell electric energy from Steamboat Springs for a term of 20 years. The contract entitles the Partnership to a rate of
71.7 mills per kilowatt hour for the first 10 years and a variable amount related to the short-term cost of power to Sierra Pacific Power Company for the second 10 years. Sales to Sierra Pacific Power Company account for 100 percent of electric power sales. The Partnership is dependent upon this customer for the purchase of all electricity generated from this power plant.

      The partnership has contracted with Idaho Power Company to sell electric energy from Crystal Springs for a term of 35 years. The contract entitles the Partnership to a base payment rate as determined by seasonal water flows plus an adjustable component pursuant to commission order. Sales to Idaho Power Company account for 100 percent of electric power sales. The Partnership is dependent upon this customer for purchase of all electricity generated from this power plant.

NOTE 9 - LITIGATION

Ormat Arbitration

      The arbitrators have made their award regarding the lawsuitagainst Ormat alleging breach of contract on the Steamboat Springs project and Ormat's counter-suit regarding the cancellation of the operating agreement. The Partnership was awarded $188,000 in damages including a portion of the previously restricted cash. Ormat was awarded $255,000 for past fixed operating fees, which the majority had been held in an escrow account.

      Subsequent to the arbitrators award the Partnership and Ormat reached an additional agreement which cancels the note payable to Ormat which was previously offset by the performance guaranty.
Bonneville Pacific Corporation Bankruptcy

      The Partnership has filed a claim in the Chapter 11 filing of Bonneville Pacific Corporation. The claim relates to fraud claims and other transactions on the Crystal Springs project.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9 - LITIGATION

General

      The Partnership is involved in various other claims and legal actions arising in the ordinary course of business. In the opinionof the general partner, these matters will not have a material adverse effect on the Partnership's financial position.

NOTE 10 - NOTE DEFAULTS

      The Partnership received a notice of default as of 10/23/92 on a note to a bank. The balance as of December 31, 1994 and 1993 was $5,340,000, and $6,035,000, respectively. Under the terms of the note all principal and interest is immediately due and payable.

The note is secured by the Steamboat Springs project and related revenues and other assets.

      The Partnership is in default on a note payable to a bank as of 9/30/94. The balance as of December 31, 1994 and 1993 was $1,800,000. Due to events occurring subsequent to December 31, 1994, this note will be reduced to $537,000 (see Note 12).

NOTE 11 - LIQUIDITY

      As shown in the accompanying financial statements for the year ended December 31, 1994, current liabilities exceeded current assets by $9,191,000. Of this amount $7,140,000 relates to the note defaults described in Note 10.

NOTE 12 - SUBSEQUENT EVENTS

Steamboat Springs Project

      The Partnership is investigating the possibility of selling the Steamboat Springs Project. At this time, there has been no formal discussion.

Crystal Springs Project

      The Partnership signed an agreement dated February 28, 1995 to sell the Crystal Springs project. The assets to be sold are valued at $2,717,000 with accumulated depreciation of $1,245,000 for a basis of $1,472,000. Assets to be sold:

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 12 - SUBSEQUENT EVENTS (Continued)


            Crystal Plant                             $4,500,000
            Additional costs                             216,000
            Valuation Allowance (see Note 2)          (2,021,000)
            Unit Overhauls                                22,000

                                                       2,717,000

            Less:  Accumulated Depreciation            1,245,000

                                                      $1,472,000

      In consideration for the assets sold; a note Payable to First Security Bank, which is secured by the assets, will be reduced by $1,263,000, interest payable of $133,000 will be made current, and royalties payable of $120,000 will be made current bringing total sales proceeds to $1,516,000. Total proceeds of $1,516,000 less basis of the assets of $1,472,000 provides for a gain on sale of $44,000.

      The note payable will be amended as follows:

      Upon receipt of First Security (Lender) of a principle payment on the loan in the amount of $1,100,000, the note shall be modified to provide that the remaining principle balance owed shall be $537,000 and interest and costs on the loan shall be deemed current.

      If the note is paid in full within two years after the payment of $1,100,000, the Lender will discount the amount of the principle due by $100,000 (requiring a principle payment of only $437,000), and if paid within three years, the Lender will discount the amount of the principle due by $50,000 (requiring a principle payment of only $487,000). There will be no discount if paid after the third anniversary.

      The following pro forma balance sheet and statement of operations give effect to the above events as if they had occurred on January 1, 1994:

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                               DECEMBER 31, 1994
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 12 - SUBSEQUENT EVENTS (Continued)

PRO FORMA BALANCE SHEETS
                                As Reported    Pro Forma
                                    in        Adjustments
                                Accompanying     For             Pro Forma
                                 Financial    Subsequent          Balance
                                Statements      Events             Sheet
ASSETS

Utility Plant:
  Plant in Service              $18,716,000   $(2,717,000)   A  $15,999,000
  Equipment                         335,000             -           335,000
  Construction in Progress          118,000             -           118,000
  Accumulated Depreciation       (6,010,000)    1,245,000    A   (4,765,000)

     Net Utility Plant           13,159,000    (1,472,000)       11,687,000

Restricted Marketable
  Securities                      1,145,000             -         1,145,000
Other Assets                        124,000             -           124,000
Current Assets:
  Cash                              278,000             -           278,000
  Receivables - Trade               437,000        (1,000)   B      436,000
  Receivables - Other                 6,000             -             6,000
  Receivables - Related Party       159,000             -           159,000
  Prepaid Insurance                  12,000        (9,000)   C        3,000

     Total Current Assets           892,000       (10,000)          882,000

     Total Assets               $15,320,000   $(1,482,000)      $13,838,000



A - All assets of Crystal Spring Project are to be sold per sales agreement date
    February 28, 1995.

B - Receivables attributable to Crystal Springs Project.

C - Prepaid Insurance attributable to Crystal Springs Project.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                               DECEMBER 31, 1994
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 12 - SUBSEQUENT EVENTS (Continued)

PRO FORMA BALANCE SHEETS


                                As Reported    Pro Forma
                                    in        Adjustments
                                Accompanying     For             Pro Forma
                                 Financial    Subsequent          Balance
                                Statements      Events             Sheet
PARTNERS' CAPITAL & LIABILITIES

Partners' Capital               $ 4,857,000   $    34,000    D   $4,891,000
Other Liabilities                   150,000             -           150,000
Long-term Debt:
  Notes Payable - Related Party     230,000             -           230,000

Partners' Capital & Long-term
  Liabilities                     5,237,000        34,000         5,271,000

Current Liabilities:
  Current Portion - Long-term
    Debt                          7,140,000    (1,263,000)   E    5,877,000
  Note Payable - Related Party    1,043,000             -         1,043,000
  Payable - Related Party           573,000             -           573,000
  Accrued Liabilities:
    Operations                      495,000             -           495,000
    Royalties                       220,000      (120,000)   F      100,000
    Interest                        612,000      (133,000)   G      479,000

     Total Current Liabilities   10,083,000    (1,516,000)        8,567,000

     Total Partners' Capital
       and Liabilities          $15,320,000   $(1,482,000)      $13,838,000




D - Net income from Crystal Springs project allocated to partners.

E - Long-term debt attributable to Crystal Springs project.

F - Royalties payable attributable to Crystal Springs project.

G - Interest payable attributable to Crystal Springs project.

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                        A DELAWARE LIMITED PARTNERSHIP
                               DECEMBER 31, 1994
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 12 - SUBSEQUENT EVENTS (Continued)

PRO FORMA STATEMENT OF OPERATIONS


                                As Reported    Pro Forma
                                    in        Adjustments
                                Accompanying     For             Pro Forma
                                 Financial    Subsequent        Statement of
                                Statements      Events           Operations
REVENUES
  Electric Power Sales          $ 2,728,000   $  (163,000)   H   $2,565,000
  Other Revenues                    151,000             -           151,000

     Total Revenues               2,879,000      (163,000)        2,716,000

EXPENSES
  Interest                          902,000       (95,000)   I      807,000
  Depreciation                      643,000       (67,000)   I      576,000
  Royalty                           451,000       (41,000)   I      410,000
  Professional Services              54,000       (25,000)   I       29,000
  Administrative Services -
    General Partner                 123,000       (54,000)   I       69,000
  Amortization                       18,000             -            18,000
  Insurance                          52,000       (18,000)   I       34,000
  Maintenance                       436,000       (28,000)   I      408,000
  Taxes                              47,000       (14,000)   I       33,000
  Other                              80,000       (20,000)   I       60,000

     Total Expenses               2,806,000      (362,000)        2,444,000

     Net Income (Loss)
     Before Gain on Sale             73,000       199,000           272,000

     Gain on Sale of Crystal
     Springs Project                      -        44,000    J       44,000

     Net Income (Loss)          $    73,000   $   243,000        $  316,000

     Net Income (Loss) Per
     Limited Partnership Unit   $         7   $        24        $       31



H - Electric power sales attributable to Crystal Springs Project.

I - Operating expenses attributable to Crystal Springs Project.

J - Gain on sale of Crystal Springs Project.

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.

      None
                                   PART III


Item 10.    Directors and Executive Officers of the Registrant.

            The Partnership has no executive officers. Its business affairs are managed by its General Partner, Far West Capital, and, until they resigned as General Partners effective January 1, 1995, the following individuals, who are also 90% shareholders of Far West
            Capital:

            ALAN O. MELCHIOR, President and Director of Far West Capital, age 47. Mr. Melchior was a founder of Far West Capital, which was organized in May, 1983. He has been its President since its inception. From December, 1981 to May, 1983, he was an account executive with Westlake Securities, Inc., of Angora Hills, California. Mr. Melchior received a B.S. in business from Brigham Young University in 1971 and an M.B.A. degree from the University of Utah in 1974.

            THOMAS A. QUINN, Vice President, General Counsel and Director of Far West Capital, age 59. Mr. Quinn was also a founder of Far West Capital. Since February, 1985, Mr. Quinn has been serving full-time in his capacities with Far West Capital. From 1968 to February, 1985, he was engaged in the private practice of law in Salt Lake City, Utah. He received a B.S. degree in political science from Brigham Young University in 1959, and a Juris Doctor, with honors, from George Washington University Law School in 1963.

      On January 29, 1993, a Final Judgment of Permanent Injunction ("Injunction") was entered by the United States District Court, District of Utah, Central Division, restraining and enjoining the Partnership, Far West Capital, Inc. and Alan O. Melchior, previously a general partner until his resignation effective January 1, 1995, from violating provisions of the Securities Act of 1933. A copy of the Injunction is appended as an exhibit to Form 8-K dated January 29, 1993.

      The action filed against the Partnership, Far West Capital, Inc., Alan O. Melchior, previously a General Partner until his resignation effective January 1, 1995, and others on December 7, 1992 by the Arizona Corporation Commission and reported in the December 31, 1992 Form 10-K and the December 31, 1993 Form 10-K has been settled pursuant to a cease and desist order without any expense to the Partnership.
Item 11.    Executive Compensation.

            Pursuant to the Amended and Restated Agreement of Limited Partnership of Far West Electric Energy Fund, L.P., as consideration for providing management services to the Partnership, the General Partner is entitled to the following compensation: (i) a one percent (1%) interest in the profits, losses, and net income of the Partnership; (ii) Units equal to five percent (5%) of the Units outstanding, to be increased proportionately if and as additional Units are issued in the future; (iii) if and when Units are listed for public trading, or the Limited Partners have received an amount equal to their capital contributions to the Partnership (reduced by the amount of tax credits allocated to the Limited Partners) together with a sum equal to a cumulative annual return of 8%, the General Partner shall receive additional Units equal to ten percent (10%) of the Units outstanding, and a total of 15% of any new Units issued. The General Partner may receive compensation in connection with the purchase of projects from the General Partner or its affiliates, and provision of services to the Partnership which are normally provided by outside consultants, provided any such payments are competitive with charges for similar projects or services.

            Following the reorganization of the Partnership in Delaware, Units equal to 5% of the Units outstanding were issued to the General Partner, together with a certificate evidencing a one percent (1%) General Partner's interest in the Partnership.

            The Partnership has no employees and therefore relies on the personnel of Far West Capital and contracts with others to perform needed management operating and professional services. Far West Capital provides services on an hourly basis at rates competitive with third party sources.

            Far West Capital is also entitled to be reimbursed on a monthly basis for all direct expenses it incurs on behalf of the Partnership and for that portion of its administrative expenses allocable to the Partnership.

            For the years ended December 31, 1994, December 31, 1993 and December 31, 1992 Far West Capital was entitled to receive $123,000, $223,000 and $437,000 respectively as reimbursement for allocable administrative costs and services rendered and direct expenses in connection with the above matters. During 1994 the Partnership paid $16,000 toward these amounts, leaving the amount of $573,000 still due to Far West Capital.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

      Security Ownership of Certain Beneficial Owners

            The Partnership is not aware of any beneficial owner of more than five percent interest in the Partnership other than the General Partner. The General Partner owns 5.14% of the Partnership in Limited Partnership Units and a 1% General Partner interest.

      Security Ownership of Management

            As of March 16, 1995 the General Partner owns the following interest in the Partnership:

                                        Name of
        Title of Class      Beneficial Owner   Ownership     %

        Limited Partner-    Far West Capital    530        5.14%
        ship Units                              Limited
                                                Partnership
                                                Units

         General Partner    Far West Capital   Certificate
         Interest                              of General
                                               Partner's
                                               Interest        1%

Item 13.    Certain Relationships and Related Transactions.

      General Partner's Compensation and Reimbursement

            Far West Capital is entitled to receive certain compensation and reimbursement under the terms of the Amended and Restated Partnership Agreement. See "Item 11. Executive Compensation" as to amounts paid to the General Partner in 1994.

      1-A Expansion to the Steamboat Springs Plant

            In 1988 the Partnership sold rights to develop the 1-A Expansion Project to the Steamboat Springs Project to an entity owned mostly by Alan O. Melchior and Thomas A. Quinn, officers and owners of the General Partner of the Partnership. For a discussion of the Partnership's interest in this Project, see "Item 2. Properties -- Revenues from the 1-A thermal- hydroelectric Plant."

            As consideration for the sale of the 1-A Plant rights to 1-A Enterprises, the Partnership received a royalty interest in the net operating income of the 1-A Plant. Such royalties equaled 15% in 1994. This amounted to $87,000 earned by the Partnership.

            In addition the Partnership is paid an amount equivalent to the net profit that would be realized by the Partnership if the 1-A Plant were bearing 150 KW of parasitic power load (power consumed by the Plant itself). In 1994 this amounted to $57,000 received by the Partnership.

      $400,000 Loan

            Simultaneous with its January 17, 1990 loan to the Partnership, Westinghouse made a $3,000,000 non-recourse loan to 1-A Enterprises on the 1-A Plant on the same terms as the loan made to the Partnership but secured by the assets associated with the 1-A Plant. $400,000 of the loan on the 1-A Plant has been reloaned by 1-A Enterprises to the Partnership at 11% per annum for ten years on a non-recourse basis.

      Assignment of Ownership Interest in SB GEO

            In October, 1991 the Partnership assigned its 77% ownership interest in SB GEO to Alan O. Melchior and Thomas
      A. Quinn, two of the officers and owners of the General Partner in exchange for their assuming all outstanding liabilities of SB GEO. See "Item 2. Properties" for further information.

      Loans From General Partner

      During the past 5 years the General Partner made unsecured loans to the Partnership to help the Partnership meet its financial obligations. The loans accrue interest at 13% and are payable upon demand. As of December 31, 1994, 1993 and 1992 loans from General Partners totaled $1,005,000, $922,000 and $751,000 respectively.

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 10-K.

(a) 1.      The following financial statements are included in Part
            II, Item 8;
                                                             Page

      Independent Auditors' Report                            17

      Financial Statements:

        Balance Sheets, December 31, 1994 and 1993            18

        Statements of Operations, Years ended                 20
         December 31, 1994, 1993, and 1992


        Statements of Partners' Capital, Years ended          21
         December 31, 1994, 1993, and 1992


        Statements of Cash Flows, Years ended                 22
         December 31, 1994, 1993, and 1992


        Notes to Financial Statements                         24

      2. The following financial schedules for the period from January 1, 1993, to December 31, 1994, are submitted herewith.

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits:

          (3) (a) Certificate and Agreement of Limited Partner-ship of Far West Electric Energy Fund, L.P. filed with the Delaware Secretary of State on December 20, 1988 (Steamboat Springs Project). (Incorporated by reference to
                    Exhibit 10(ab) filed with Form 10-K for the fiscal year ended December 31, 1988.)

               (b)  Amendment to Certificate and Agreement of
                    Limited Partnership of Far West Electric
                    Energy Fund, L.P.

          (4) See Exhibit (3)(a) with respect to rights of Limited Partners.

         (10)  (a)  Purchase Agreement (Steamboat Springs--
                    formerly "Sierra Pacific"--Project).
                    (Incorporated by reference to Exhibit 10(a) filed with Form 8 dated June 20, 1986.)

               (b)  Offset Agreement (Steamboat Springs Project).
                    (Incorporated by reference to Exhibit 10(b) filed with Form 8, dated June 20, 1986.)

               (c)  Agreement for the Purchase and Sale of
                    Electricity  (Steamboat Springs Project).
                    (Incorporated by reference to Exhibit 10(c) filed with Form 8 dated June 20, 1986.)

               (d)  Memorandum of Lease, Assignment of Lease, and
                    Purchase Agreement (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10(d) filed with Form 8 dated June 20,
                    1986.)

               (e)  Operating Agreement (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10(e) filed with Form 8 dated June 20,
                    1986.)

               (f)  Demand Note (Steamboat Springs Project).
                    (Incorporated by reference to Exhibit 10(f) filed with Form 8 dated June 20, 1986.)

               (g)  Assignment and Security Agreement (Steamboat
                    Springs Project). (Incorporated by reference to Exhibit 10(g) filed with Form 8 dated June
                    20, 1986.)

               (h)  Accommodation Agreement (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10(h) filed with Form 8 dated June 20,
                    1986.)

               (i)  Leasehold Trust Deed (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10(i) filed with Form 8 dated June 20,
                    1986.)

               (j) Construction Loan Agreement (Steamboat Springs Project). (Incorporated by reference to
                    Exhibit 10(j) filed with Form 8 dated June 20,
                    1986.)

               (k) Consents to Assignment of Geothermal Resources Lease and Agreement for the Purchase and Sale of Electricity (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(k) filed with Form 8 dated June 20, 1986.)

               (l)  Construction Agreement (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10(l) filed with Form 8 dated June 20,
                    1986.)

               (m)  Assignment of Construction Agreement
                    (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(m) filed with Form 8 dated June 20, 1986.)

               (n)  Promissory Note ($7.1 Million) (Steamboat
                    Springs Project). (Incorporated by reference to Exhibit 10(n) filed with Form 8 dated June
                    20, 1986.)

               (o)  Purchase Agreement (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10(o) filed with Form 8 dated June 20,
                    1986.)

               (p) Amendment to Agreement for Purchase and Sale of Electricity Between Far West Hydroelectric Fund, Ltd. and Sierra Pacific Power Company (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(p) filed with Form 10-K for the fiscal year ended December 31, 1986.)

               (q)  Location and Occupancy Agreement (Steamboat
                    Springs Project). (Incorporated by reference to Exhibit 10(q) filed with Form 10-K for the fiscal year ended December 31, 1986.)

               (r)  Insurance Policy (Steamboat Springs Project).
                    (Incorporated by reference to Exhibit 10(r) filed with Form 10-K for the fiscal year ended December 31, 1986.)

               (s)  Insurance Policy (Crystal Springs Project).
                    (Incorporated by reference to Exhibit 10(s) filed with Form 10-K for the fiscal year ended December 31, 1986.)

               (t) Certificate of Insurance (Crystal Springs Project). (Incorporated by reference to
                    Exhibit 10(t) filed with Form 10-K for the fiscal year ended December 31, 1986.)

               (u) Memorandum of Agreement Regarding Crystal Springs Lease (Crystal Springs Project). (Incorporated by reference to Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended September 30, 1987.)

               (v) Steamboat Springs Geothermal Hydroelectric Plant Loan Agreement and Security Agreement (Steamboat Springs Project). (Incorporated by reference to Exhibit 6.(a)(2) filed with Form 10-Q for the quarter ended September 30, 1987.)

               (w) Letter of Intent to Purchase Steamboat Springs 1-A Project (Steamboat Springs Project). (Incorporated by reference to Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended June 30, 1987.)

               (x) Restated Operation and Maintenance Agreement, Purchase Option Agreement, Promissory Note, Credit Agreement, Security Agreement, Mortgage, Assignment of Contract Rights, and Security Agreement, and Collateral Assignment of Water Rights (Steamboat Springs Project). (Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 1988.)

               (y) Amendment to Steamboat Springs Geothermal Hydroelectric Plant Security Agreement (Steamboat Springs Project). (Incorporated by reference to Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended September 30, 1988.)

               (z) Agreement re Acquisition of 1-A Expansion to the Steamboat Nevada Geothermal Power Plant (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(w) filed with Form 10-K for the fiscal year ended December 31, 1987.)

               (aa) 1-A Assignment to the Partnership of Piping
                    and Valves necessary to carry Geothermal fluids to and from the Steamboat Springs Geothermal power plants to the 1-A Expansion Facility, dated January 18, 1989 (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(ac) filed with Form 10-K for the fiscal year ended December 31, 1988.)

               (ab) Second Amendment to Geothermal Resources Lease
                    between Sierra Pacific Power Company and Far
                    West Hydroelectric Fund, Ltd., dated October
                    29, 1988 (Steamboat Springs Project). (Incor-porated by reference to Exhibit 10(ad) filed with Form 10-K for the fiscal year ended December 31, 1988.)

               (ac) Geothermal Resources Sublease between Far West
                    Hydroelectric Fund, Ltd. and Far West Capital, Inc., dated October 28, 1988 (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(ae) filed with Form 10-K for the fiscal year ended December 31, 1988.)

               (ad) Purchase Option Agreement between Crystal
                    Springs Hydroelectric Company and BPC, dated
                    July 7, 1988 (Crystal Springs Project).
                    (Incorporated by reference to Exhibit 19(a) filed with Form 10-K for the fiscal year ended December 31, 1988.)

               (ae) Restated Operation and Maintenance Agreement
                    between Crystal Springs Hydroelectric Company and BPC, dated July 7, 1988 (Crystal Springs Project). (Incorporated by reference to
                    Exhibit 19(b) filed with Form 10-K for the fiscal year ended December 31, 1988.)

               (af) Term Loan Agreement with Westinghouse Credit
                    Corporation dated December 28, 1989 (Steamboat Springs Project). Incorporated by reference to Exhibit 7.(c)(1) filed with Form 8-K dated January 17, 1990.)

               (ag) Note in the principal amount of $400,000 to 1-
                    A Enterprises (Steamboat Springs Project).
                    (Incorporated by reference to Exhibit 7.(c)(2) filed with Form 8-K dated January 17, 1990.)

               (ah) The following Exhibits relate to the
                    Westinghouse Loan financing on the Steamboat
                    Springs Project:

                    1.   Promissory Note.

                    2.   Leasehold Trust Deed and Security
                         Agreement.
                    3.   Security Agreement.

                    4.   Collateral Assignment.

                    5.   Financing Statement.

                    6.   Escrow Agreement.

                    7.   Escrow Instructions.

                    8.   Consent to Assignment and Agreement of
                         Sierra Pacific Power Company.

                    (Incorporated by reference to Exhibit
                    (19) (ah) filed with Form 10-K for the
                    fiscal year ended December 31, 1989.)

               (ai) Third Amendment to Geothermal Resources Lease
                    (Steamboat Springs Project). (Incorporated by reference to Exhibit (10) (ai) filed with Form
                      10-K for the fiscal year ended December 31,
                    1989.)

               (aj) Amended Memorandum of Lease (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit 10-K for the fiscal year ended
                    December 31, 1989.)

               (ak) Revised and Restated Geothermal Resources Sub-
                    lease (Steamboat Springs Project).
                    (Incorporated  by reference to Exhibit (10)
                    (ak) filed with Form 10-K for the fiscal year ended December 31, 1989.)

               (al) Memorandum of Revised and Restated Geothermal
                    Resources Sublease (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit (10) (al) filed with Form 10-K for the fiscal year ended December 31, 1989.)

               (am) Amendment to Operating Agreement (Steamboat
                    Springs Project). (Incorporated by reference to Exhibit (10) (am) filed with Form 10-K for the fiscal year ended December 31, 1989.)

               (an) Compromise Agreement (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit (10) (an) filed with Form 10-K for the fiscal year ended December 31, 1989.)

               (ao) Agreement Re Disputed Invoice and Interest Due
                    Under Steamboat 1 Operating Agreement
                    (Steamboat Springs Project). (Incorporated by reference to Exhibit (10) (ao) filed with Form 10-K for the fiscal year ended December 31, 1989.)

               (ap) Agreement for Services (Steamboat Springs).
                    (Incorporated by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 10, 1990.)

               (aq) Revised Agreement for Services  (Steamboat
                    Springs).  (Incorporated by reference to
                    Exhibit 10 (a) filed with Form 10-Q for the quarter ended June 30, 1990.)

               (ar) Revised Operating Agreement (Steamboat
                    Springs).  (Incorporated by reference to
                    Exhibit 10 (b) filed with Form 10-Q for the quarter ended June 31, 1990.)

               (as) Waiver Operating Agreement (Steamboat
                    Springs).  (Incorporated by reference to
                    Exhibit 10(b) filed with Form 10-Q for the quarter ended June 30, 1990.)

               (at) First Amendment to collateral Assignment
                    (Steamboat Springs).  (Incorporated by
                    reference to Exhibit (10) (qt) filed with Form 10-K for the fiscal year ended December 31, 1990.)

               (au) First Amendment to Security Agreement
                    Steamamboat Springs).  (Incorporated by
                    reference to Exhibit (10) (au) filed with Form 10-K for the fiscal year ended December 31, 1990.)

               (av) Fifth Amendment to Escrow Agreement
                    (Steamboat Springs).  (Incorporated by
                    reference to Exhibit (10) (av) filed with Form 10-K for the fiscal year ended December 31, 1990.)

               (aw) Assignment of Ownership (Steamboat Springs).
                    (Incorporated by reference to Exhibit
                    (10)(aw) filed with Form 10-K for the fiscal year ended December 31, 1991).

               (ax) Crystal Springs Agreement (Crystal Springs
                    Project).  (Incorporated by reference to
                    Exhibit (10)(a) filed with Form 10-Q for the quarter ended June 30, 1992).

               (ay) Award of Arbitrators (Steamboat Springs
                    Project).  (Incorporated by reference to
                    Exhibit (10)(a) filed with Form 10-Q for the quarter ended September 30, 1992).

               (az) Agreement (Crystal Springs Project).
                    (Incorporated by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

              (aaa) Mutual Release Agreement (Crystal Springs
                    Project).  (Incorporated by reference to
                    Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

              (aab) Extension and Modification Agreement (Crystal
                    Springs Project). (Incorporated by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

              (aac) Amendment to Mortgage (Crystal Springs
                    Project).  (Incorporated by reference to
                    Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

              (aad) Amendment to Security Agreement (Crystal
                    Springs Project). (Incorporated by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

              (aae) Operation and Maintenance Agreement (Crystal
                    Springs Project). (Incorporated by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

              (aaf) Mutual Satisfaction of Arbitration Award
                    (Steamboat Springs Project). (Incorporated by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31,
                    1992).

              (aag) Second Extension Agreement (Crystal Springs
                    Project).

              (aah) Agreement (Crystal Springs Project).

              (aai) Purchase and Sale Agreement (Crystal Springs
                    Project).

              (aaj) Bill of Sale (Crystal Springs Project).

              (aak) Release of All Claims (by Lessor) (Crystal
                    Springs Project).

              (aal) Consent to Assignment (Crystal Springs
                    Project).

              (aam) Consent and Agreement (Crystal Springs
                    Project).

              (aan) Assignment of Interest (Crystal Springs
                    Project).

              (aao) Certificate As To Fulfillment of Crystal
                    Springs Hydroelectric Company ("Seller") and
                    Obligations (Crystal Springs Project).

              (aap) Certificate As To Fulfillment of Crystal
                    Springs Hydroelectric, L.P. ("Purchaser")
                    Conditions (Crystal Springs Project).

              (aaq) Release of all claims (by Crystal Springs
                    Hydroelectric Company) (Crystal Springs
                    Project).

              (aar) Release of Security Agreement (Crystal Springs
                    Project).

              (aas) Third Extension and Modification Agreement
                    (Crystal Springs Project).

              (aat) Amended and Substituted Promissory Note
                    (Crystal Springs Project).

(23) (a) Consent of Independent Public Accountants (Robison Hill and Company).


      The Partnership agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

      (b)         No reports on Form 8-K were filed during the 4th
                  Quarter of 1994.

      (c) The exhibits listed in Item 14(a)(3) are incorporated by reference.

      (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


                  Registrant:  Far West Electric Energy Fund, L.P.
                             By:  Far West Capital, Inc.,
                                        General Partner



DATE:      March 16, 1995    By:  /s/
                                     Alan O. Melchior, President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:      March 16, 1995   By:  /s/
                                    Alan O. Melchior, Director and
                                    Principal Financial Officer and


                                    Principal Executive Officer




DATE:      March 16, 1995   By:  /s/
                                  Thomas A. Quinn, Director


DATE:      March 16, 1995   By:  /s/
                                  Ronald E. Burch, Director


DATE:      March 16, 1995   By:  /s/
                                   Jody Rolfson
                                   Principal Accounting Officer