Form 10QSB
period 1995-03-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1995-05-15
CIK 753767

FORM 10-QSB

 [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1995

  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number            0-14452

               Far West Electric Energy Fund, L.P.
(Exact name of small business issuer as specified in its charter)

              Delaware                              87-0414725
 State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization                 Identification
No.)

921 Executive Park Drive, Suite B, Salt Lake City, Utah   84117

(Address of principal executive offices)

(801) 268-4444

Issuer's telephone number

                       Not Applicable
      (Former name, former address and former fiscal year,
                 if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___




                  Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


               FAR WEST ELECTRIC ENERGY FUND, L.P.
                         Balance Sheets
              December 31, 1994 and March 31, 1995
                           (Unaudited)

Assets                                  03/31/95        12/31/94

Utility plant:
   Plant in service                  $  15,998,000   $ 18,716,000

   Equipment                               365,000        335,000
   Construction in progress                118,000        118,000
   Accumulated depreciation             (4,910,000)    (6,010,000)

          Net utility plant             11,571,000     13,159,000

Restricted Marketable Securities         1,161,000      1,145,000

Other assets                               119,000        124,000

Current assets:
   Cash                                    258,000        278,000
   Receivables - Trade                     323,000        437,000
   Receivables - Other                       ---            6,000
   Receivables - Related party             177,000        159,000
   Prepaid Insurance                        39,000         12,000

          Total current assets             797,000        892,000

          Total assets               $  13,648,000   $ 15,320,000


                The accompanying notes are an integral
                  part of these financial statements.


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
                 December 31, 1994 and March 31, 1995
                              (Unaudited)

     Partners' Capital and Liabilities  03/31/95    12/31/94

Partners' capital                    $  4,961,000  $ 4,857,000
Other liabilities                          ---         150,000
Long-term debt:
 Long-term debt, excluding current
 portion                                  537,000        0
 Notes payable - Related party            259,000      230,000

Partners' capital and Long-term
 Liabilities                            5,757,000    5,237,000

Current liabilities:
 Current portion - Long-term debt       5,145,000    7,140,000
 Note payable - Related party           1,042,000    1,043,000
  Payable - Related party                 721,000      573,000
  Accrued Liabilities
   Operations                             303,000      495,000
   Royalties                               85,000      220,000
   Interest                               595,000      612,000

          Total current liabilities     7,891,000   10,083,000

          Total partners' capital
            and liabilities         $  13,648,000  $15,320,000


                The accompanying notes are an integral
                  part of these financial statements


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                                        For The   For The
                                        3 Months  3 Months
                                        Ended     Ended
                                        03/31/95  03/31/94

Revenues
  Electric power sales                  $ 665,000 759,000
  Pumping charges                          11,000  11,000
  Royalty income                           23,000  18,000
  Interest income                          12,000   6,000
  Other income                             ---      7,000

     Total Revenues                       711,000 801,000

Expenses
  Interest                                277,000 241,000
  Depreciation                            146,000 159,000
  Royalty                                 106,000 119,000
  Professional Services                    21,000  29,000
  Administrative services -
   general partner                         66,000  47,000
  Amortization                              4,000   4,000
  Insurance                                11,000  14,000
  Maintenance                             152,000 112,000
  Other                                    11,000   2,000

     Total Expenses                       794,000 727,000

  Net Income (Loss)
     Before Gain on Sale                 (83,000)  74,000

  Gain on Sale of Crystal
     Springs Project                      188,000   ---

  Net Income                            $ 105,000 $74,000



                The accompanying notes are an integral
                  part of these financial statements.


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
               For the Three Months Ended March 31, 1995
                              (Unaudited)

                                                03/31/95

Cash flows from operating activities:

Net income (loss)                            $  105,000
Adjustments for reconcile net loss to
net cash used in operating activities
     Depreciation and amortization              150,000
Change in assets and liabilities
     Decrease (increase) in receivables         102,000
     Decrease (increase) in prepaid insurance   (27,000)
     Decrease (increase) in other assets          5,000
     Increase (decrease) in accounts
       payable and accrued expenses            (270,000)
     Increase (decrease) in amount due to
       general partner                          102,000

          Total Adjustments                      62,000

          Net cash provided by (used in)
            operating activities                167,000

Cash flows from investing activities:
     Purchase of plant and equipment            (29,000)
     Disposal of plant and equipment          1,316,000

          Net cash provided by (used in)
            investing activities              1,287,000

Cash flows from financing activities:
     Payment of principal on long-term debt  (1,995,000)
     Issuance of Long-term debt                 537,000

          Net cash provided by (used in)
            financing activities             (1,458,000)

Increase (decrease) in cash                      (4,000)
Cash at beginning of period                   1,423,000

Cash and Cash Equivalents
  at the end of the period                   $1,419,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest $   32,000

                The accompanying notes are an integral
                  part of these financial statements.


                  Far West Electric Energy Fund, L.P.

                            March 31, 1995

                     Notes to Financial Statements


1.   Interim Reporting

     The accompanying unaudited financial statements have been pre-pared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by general-ly accepted accounting principles for complete financial state-ments. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

2.   Related Party Transactions

     Under the terms of the Partnership Agreement, the General Partner is allowed reimbursements of expenses incurred to manage the Partnership. For the three month periods ended March 31, 1994 and 1995, the Partnership accrued, but did not pay, fees and reimbursements to the general partner of $66,000 and $36,000 respectively.

3.   Long-term Debt

     In January 1990, the Partnership received the proceeds of an $8,000,000 non-recourse refinancing of its Steamboat Springs Project ("Project" or "Steamboat Springs Plant") with Westing-house Credit Corporation ("WCC"). The WCC loan, which is secured by the Project assets including the resource lease, plant and equipment and related contract rights, bears interest at 11.5% per annum and must be repaid over ten years in 40 quarterly payments of principal and interest. This loan is currently in default, primarily because the loan reserves have not been maintained at required levels.

Item 2. Management's Discussion and Analysis of Results of Opera-tions and Financial Condition.

          Overall electric power sales decreased about 12% this past quarter as compared to the first quarter of 1994. This decrease in power sales was mainly due to several unexpected generator failures. Maintenance and repair costs this past quarter were about 26% higher than those or the first quarter of 1994.

          The Steamboat Springs Plant is in compliance with environ-mental and regulatory agencies.


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings since the Partnership's report on Form 10-K dated December 31, 1994.

Item 5.   Other Information

     The general partner is still exploring various alternatives concerning the sale or refinancing of the Steamboat project which, as yet, there is nothing definitive to report.

Item 6.   Exhibits and Reports on Form 8-K

     The Partnership did not file a report on Form 8-K during the three months ended March 31, 1995.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


               Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                         General Partner



DATE:    May 12, 1995    By:    /s/
                              Thomas A. Quinn
                              Vice President



DATE:    May 12, 1995    By:    /s/
                              Jody Rolfson
                              Controller