Form 10QSB
period 1995-06-30
FAR WEST ELECTRIC ENERGY FUND L P
filed 1995-08-14
CIK 753767

FORM 10-QSB

 [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1995

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

Item 1.  Financial Statements


               FAR WEST ELECTRIC ENERGY FUND, L.P.
                         Balance Sheets
               December 31, 1994 and June 30, 1995
                           (Unaudited)

Assets                                  06/30/95        12/31/94

Utility plant:
   Plant in service                  $  15,998,000   $ 18,716,000

   Equipment                               509,000        335,000
   Construction in progress                118,000        118,000
   Accumulated depreciation             (5,068,000)    (6,010,000)

          Net utility plant             11,557,000     13,159,000

Restricted Marketable Securities         1,077,000      1,145,000

Other assets                               113,000        124,000

Current assets:
   Cash                                    246,000        278,000
   Receivables - Trade                     314,000        437,000
   Receivables - Other                       ---            6,000
   Prepaid Insurance                        28,000         12,000

          Total current assets             588,000        733,000

          Total assets               $  13,335,000   $ 15,161,000














                The accompanying notes are an integral
                  part of these financial statements.


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
                  December 31, 1994 and June 30, 1995
                              (Unaudited)

     Partners' Capital and Liabilities  06/30/95    12/31/94

Partners' capital                    $  4,702,000  $ 4,857,000
Other liabilities                          ---         150,000
Long-term debt:
 Long-term debt, excluding
  current portion                         537,000        0
 Notes payable - Related party            209,000      230,000

Partners' capital and Long-term
 Liabilities                            5,448,000    5,237,000

Current liabilities:
 Current portion - Long-term debt       4,955,000    7,140,000
 Note payable - Related party           1,066,000    1,043,000
  Payable - Related party                 549,000      414,000
  Accrued Liabilities
   Operations                             291,000      495,000
   Royalties                               84,000      220,000
   Interest                               942,000      612,000

          Total current liabilities     7,887,000    9,924,000

          Total partners' capital
            and liabilities         $  13,335,000  $15,161,000




















                The accompanying notes are an integral
                  part of these financial statements


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                         For The     For The    For The     For The
                         3 Months    3 Months   6 Months    6 Months
                         Ended       Ended      Ended       Ended
                         06/30/95    06/30/94   06/30/95    06/30/94

Revenues
  Electric power sales   $ 635,000   660,000   $1,300,000   1,419,000
  Pumping charges           14,000    14,000       25,000      25,000
  Royalty income            18,000    17,000       41,000      35,000
  Interest income           20,000    11,000       32,000      17,000
  Other income              ---        ---          ---         7,000

     Total Revenues        687,000   702,000    1,398,000   1,503,000

Expenses
  Interest                 504,000   187,000      781,000     428,000
  Depreciation             158,000   161,000      304,000     320,000
  Royalty                  102,000   100,000      208,000     219,000
  Professional Services     20,000    10,000       41,000      39,000
  Administrative services -
   general partner          16,000    18,000       82,000      65,000
  Amortization               5,000     5,000        9,000       9,000
  Insurance                 12,000    14,000       23,000      28,000
  Maintenance              127,000   125,000      279,000     237,000
  Travel                         0         0            0           0
  Other                      4,000    13,000       15,000      15,000

     Total Expenses        948,000   633,000    1,742,000   1,360,000

  Net Income (Loss)
     Before Gain on Sale  (261,000)   69,000     (344,000)    143,000

  Gain on Sale of Crystal
     Springs Project             0         0      188,000           0


  Net Income             $(261,000)$  69,000 $   (156,000)  $ 143,000








                The accompanying notes are an integral
                  part of these financial statements.


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
               For the Three Months Ended June 30, 1995
                              (Unaudited)

                                                       06/30/95

Cash flows from operating activities:
Net income (loss)                                    $ (156,000)
Adjustments to reconcile net loss to
net cash used in operating activities
     Depreciation and amortization                      313,000
Change in assets and liabilities
     Decrease (increase) in receivables                  95,000
     Decrease (increase) in prepaid insurance           (16,000)
     Decrease (increase) in other assets                 11,000
     Increase (decrease) in accounts
       payable and accrued expenses                     (10,000)
     Increase (decrease) in amount due to
       general partner                                  171,000

          Total Adjustments                             564,000

          Net cash provided by (used in)
            operating activities                        408,000

Cash flows from investing activities:
     Purchase of plant and equipment                   (172,000)
     Disposal of plant and equipment                  1,472,000

          Net cash provided by (used in)
            investing activities                      1,300,000

Cash flows from financing activities:
     Payment of principal on long-term debt          (2,145,000)
     Issuance of Long-term debt                         537,000

          Net cash provided by (used in)
            financing activities                     (1,608,000)

Increase (decrease) in cash                             100,000
Cash at beginning of period                           1,423,000

Cash and Cash Equivalents
  at the end of the period                           $1,523,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest         $  188,000

                The accompanying notes are an integral
                  part of these financial statements.


                  Far West Electric Energy Fund, L.P.
                             June 30, 1995
                     Notes to Financial Statements


1.   Interim Reporting

     The accompanying unaudited financial statements have been pre-pared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by general-ly accepted accounting principles for complete financial state-ments. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

2.   Related Party Transactions

     Under the terms of the Partnership Agreement, the General Partner is allowed reimbursements of expenses incurred to manage the Partnership. For the six month periods ended June 30, 1994 and 1995, the Partnership accrued, but did not pay, fees and reim-bursements to the general partner of $82,000 and $86,000 respec-tively.

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

Item 2. Management's Discussion and Analysis of Results of Opera-tions and Financial Condition.

          Overall electric power sales decreased about 8% this past quarter as compared to the second quarter of 1994. This decrease in power sales was mainly due to several unexpected generator and turbine failures. Maintenance and repair costs this past quarter were about 15% higher than those of the second quarter of 1994.

          The Steamboat Springs Plant is in compliance with environ-mental and regulatory agencies.


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings since the Partnership's report on Form 10-Q dated March 31, 1995.

Item 5.   Other Information

     The general partner is still exploring various alternatives concerning the sale or refinancing of the Steamboat project which, as yet, there is nothing definitive to report.

Item 6.   Exhibits and Reports on Form 8-K

     The Partnership did not file a report on Form 8-K during the three months ended June 30, 1995.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


               Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                         General Partner



DATE:    August 11, 1995    By:   /s/
                                 Thomas A. Quinn
                                 Vice President



DATE:    August 11, 1995    By:   /s/
                                 Jody Rolfson
                                 Controller