Form 10QSB
period 1995-09-30
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-02-28
CIK 753767

FORM 10-QSB

[As last amended in Release No. 34-32231, April 28, 1993, 58 F.R.
26509]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1995

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

Item 1.  Financial Statements


               FAR WEST ELECTRIC ENERGY FUND, L.P.
                         Balance Sheets
            December 31, 1994 and September 30, 1995
                           (Unaudited)

Assets                             09/30/95        12/31/94

Utility plant:
   Plant in service                $15,998,000   $ 18,716,000
   Equipment                           590,000        335,000
   Construction in progress            118,000        118,000
   Accumulated depreciation         (5,226,000)    (6,010,000)

          Net utility plant         11,480,000     13,159,000

Restricted cash                      1,012,000      1,145,000

Other assets                           110,000        124,000

Current assets:
   Cash and cash equivalents           193,000        278,000
   Receivables - trade                 260,000        437,000
   Receivables - other                   ---            6,000
   Prepaid insurance                    16,000         12,000

          Total current assets         469,000        733,000

          Total assets           $  13,071,000   $ 15,161,000


















                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
               December 31, 1994 and September 30, 1995
                              (Unaudited)

     Partners' Capital and Liabilities  09/30/95    12/31/94

Partners' capital:
 Limited partners (10,305 units
 issued and outstanding)              $4,679,723    $4,867,823
 General Partner (1 unit issued
 and outstanding)                        (12,723)      (10,823)
Total partners' capital                4,667,000     4,857,000

Other liabilities                          ---         150,000
Long-term debt:
 Long-term debt, excluding
  current portion                        537,000             0
 Notes payable - related party           203,000       230,000

Partners' capital and long-term
 liabilities                           5,407,000     5,237,000

Current liabilities:
 Current portion - long-term debt      4,746,000     7,140,000
 Note payable - related party          1,069,000     1,043,000
  Payable - related party                546,000       414,000
  Accrued liabilities
   Operations                            289,000       495,000
   Royalties                              76,000       220,000
   Interest                              938,000       612,000

     Total current liabilities         7,664,000     9,924,000

     Total partners' capital
       and liabilities             $  13,071,000   $15,161,000
















                The accompanying notes are an integral
                  part of these financial statements

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                         For The    For The    For The   For The

                         3 Months   3 Months   9 Months  9 Months

                         Ended      Ended      Ended     Ended
                         09/30/95   09/30/94   09/30/95  09/30/94


Revenues
  Electric power sales   $ 494,000   $463,000 $1,794,000 1,882,000
   (note 8)
  Pumping charges           22,000     20,000     47,000    45,000
  Royalty income            22,000     28,000     63,000    63,000
  Interest income           18,000     14,000     50,000    31,000
  Other income                   0          0          0     7,000

     Total Revenues        556,000    525,000  1,954,000 2,028,000

Expenses
  Interest                 143,000    237,000    924,000   665,000
  Depreciation             158,000    160,000    462,000   480,000
  Royalty                   82,000     72,000    290,000   291,000
  Professional Services      1,000      4,000     42,000    43,000
  Administrative services -
   general partner          13,000      8,000     95,000    73,000
  Amortization               4,000      4,000     13,000    13,000
  Insurance                 11,000     14,000     34,000    42,000
  Maintenance              164,000    129,000    443,000   366,000
  Travel                     7,000          0      7,000         0

  Taxes                      1,000          0      1,000         0
  Other                      6,000      3,000     21,000    18,000

     Total Expenses        590,000    631,000  2,332,000 1,991,000

  Net Income (Loss)
     Before Gain on Sale   (34,000)  (106,000)  (378,000)   37,000

  Gain on Sale of Crystal
     Springs Project             0          0    188,000         0


  Net Income             $ (34,000) $(106,000) $(190,000) $ 37,000

Net Income (loss) per
  limited partnership
  unit                   $   (3.27) $  (10.18) $  (18.25) $   3.55

                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                            (Unaudited)

                                               09/30/95   09/30/94
Cash flows from operating activities:
Net income (loss)                            $ (190,000) $  37,000
Adjustments to reconcile net loss to
net cash used in operating activities
     Depreciation and amortization              475,000    493,000
     Gain on sale of Crystal Springs           (188,000)         0
Change in assets and liabilities
     Decrease (increase) in receivables         183,000     78,000
     Decrease (increase) in prepaid insurance    (4,000)   (15,000)
     Decrease (increase) in other assets         14,000     14,000
     Increase (decrease) in accounts
       payable and accrued expenses             (55,000)  (156,000)

          Total Adjustments                     425,000    414,000

          Net cash provided by (used in)
            operating activities                235,000    451,000

Cash flows from investing activities:
     Purchase of plant and equipment           (255,000)  (106,000)
     Net proceeds on sale of Crystal Springs  1,528,000          0
     Increase (decrease) in restricted
      cash                                      133,000    (89,000)

          Net cash provided by (used in)
            investing activities              1,406,000   (195,000)

Cash flows from financing activities:
     Payment of principal on long-term debt (1,857,000) (592,000) Increase (decrease) in amount due to
       general partner                           26,000    191,000
     Increase (decrease) in amount due to
       related party                            105,000     55,000

          Net cash provided by (used in)
            financing activities             (1,726,000)  (346,000)

Increase (decrease) in cash                     (85,000)   (90,000)
Cash at beginning of period                     278,000    280,000

Cash and Cash Equivalents
  at the end of the period                   $  193,000 $  190,000

Supplemental disclosures of cash flow
  information:
Cash paid during the period for interest     $  205,000    441,000
                The accompanying notes are an integral
                  part of these financial statements.

                  Far West Electric Energy Fund, L.P.

                          September 30, 1995

                     Notes to Financial Statements

1.   Interim Reporting

     The accompanying unaudited financial statements have been pre-pared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

2.   Related Party Transactions

     Under the terms of the Partnership Agreement, the General Partner is allowed reimbursements of expenses incurred to manage the Partnership. For the nine month periods ended September 30, 1994 and 1995, the Partnership accrued, but did not pay, fees and reimbursements to the general partner of $73,000 and $95,000 respectively.

3.   Long-term Debt

     In January 1990, the Partnership received the proceeds of an $8,000,000 non-recourse refinancing of its Steamboat Springs Project ("Project" or "Steamboat Springs Plant") with Westinghouse Credit Corporation ("WCC"). The WCC loan, which is secured by the Project assets including the resource lease, plant and equipment and related contract rights, bears interest at 11.5% per annum and must be repaid over ten years in 40 quarterly payments of principal and interest. This loan is currently in default, primarily because the loan reserves have not been maintained at required levels.

Item 2. Management's Discussion and Analysis of Results of Opera-tions and Financial Condition.

          Overall electric power sales increased about 4% this past quarter as compared to the third quarter of 1994. This increase in power sales was mainly due to plant upgrades. Maintenance and repair costs this past quarter were about 30% higher than those of the third quarter of 1994, due to such plant upgrades.

          The Steamboat Springs Plant is in compliance with environmental and regulatory agencies.


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings since the Partnership's report on Form 10-Q dated June 30, 1995.

Item 5.   Other Information

     The general partner has received an offer to purchase the Steamboat 1 and 1-A power plants which is currently in the form of a Letter of Intent. A more definitive agreement is being prepared.

We expect that a description of the proposed transaction and its tax effect will be submitted to you for your approval within the next sixty days. The reason for the delay is the necessity of obtaining tax and fairness opinions and review of the form of Solicitation of Consent by the SEC.

Item 6.   Exhibits and Reports on Form 8-K

     The Partnership did not file a report on Form 8-K during the three months ended September 30, 1995.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


               Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                         General Partner



DATE:    November 14, 1995    By:   /s/

                                    Thomas A. Quinn
                                    Vice President



DATE:    November 14, 1995    By:   /s/
                                    Jody Rolfson

                                    Controller