Form 10KSB
period 1995-12-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-04-01
CIK 753767

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For Fiscal Year Ended:  December 31, 1995

                                      OR

  [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ______________

Commission file number            0-14452

                      Far West Electric Energy Fund, L.P.
                (Name of small business issuer in its charter)

              Delaware                                       87-0414725
 State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                          Identification No.)

921 Executive Park Drive, Suite B, Salt Lake City, Utah   84117
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number      (801) 268-4444

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                               (Title of class)

0 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

                                                Total pages:   57
                                                Exhibit Index Page:   49

                                  Form 10-KSB

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.
           $ 2,674,000

      The registrant is a limited partnership and has no voting stock. At this time there is no market for trading a partnership interest in the registrant. 93.9% of the partnership interests are owned by non affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

Item 1.     Description of Business.

      Far West Electric Energy Fund L.P., a Delaware limited partner-ship (the "Partnership"), was originally organized in September 1984 under the Uniform Limited Partnership Act of Utah as Far West Hydroelectric Fund, Ltd. On December 20, 1988, the Partnership changed its name to Far West Electric Energy Fund, L.P. and changed its domicile to Delaware.

      The Partnership owns a geothermal power plant, (the "Steamboat Springs Plant") located in Nevada, and until March 16, 1995, owned a hydroelectric plant located in Idaho (the "Crystal Springs Plant") which was sold to Crystal Springs Hydroelectric, L.P., a Washington limited partnership pursuant to a Purchase and Sale Agreement dated February 28, 1995, which was attached as Exhibit (10)(aai) to Form 10-K for fiscal year ended December 31, 1994.

      The principal revenue-producing activities of the Partnership commenced as of December 31, 1985, following the completion in November 1985 of a public offering of its Units of limited partnership interests registered under the Securities Act of 1933. Since 1986, the Partnership has realized revenues from its business of selling power generated by its plants to public utilities pursuant to the Public Utility Regulatory Policies Act ("PURPA"), and in accordance with regulations of the Federal Energy Regulatory Commission ("FERC") and of the state public utility commissions of Idaho and Nevada.

      Electricity has been generated by the Partnership's hydro-electric and geothermal power plant and sold to the Idaho Power Company and to the Sierra Pacific Power Company, pursuant to long-term contracts for 35 and 20 years, respectively. 100% of the power generated by the Crystal Springs Plant was sold to Idaho Power Company and 100% of the power generated by the Steamboat Springs Plant is sold to Sierra Pacific Power Company. Since the sale of the Crystal Springs Plant, the Partnership is dependent upon the continued financial stability of Sierra Pacific Power Company to honor its power purchase contract.

      In addition to its ownership of the Steamboat Springs Plant, the Partnership owns certain piping and accessory equipment and is entitled to receive pumping fees and a net subordinated royalty in connection with the operation of the 1-A Plant located adjacent to the Steamboat Springs Plant. See "Item 2. Properties."

      The Partnership's two power plants were operated on a day-to-day basis by contract operators, Ormat, Inc. ("Ormat") through October
10, 1990, and by SB GEO, Inc. thereafter in the case of the Steamboat Springs Plant and in the case of the Crystal Springs Plant by Bonneville Pacific Corporation ("BPC"), until December, 1991, then by CHI until December, 1992 and by Little Mac Power Services Co. from December 1, 1992 until sold. The Partnership has no employees, but relies on the staff of Far West Capital, Inc. ("Far West Capital"), a General Partner of the Partnership together with Alan O. Melchior and Thomas A. Quinn, who are officers, directors, and 80% sharehold-ers of Far West Capital and were also General Partners of the Partnership until they resigned as General Partners effective January 1, 1995. The term "General Partner" as used herein, means Far West Capital and includes Messrs. Melchior and Quinn until they resigned as General Partners effective January 1, 1995. The Partnership also employs outside consultants as necessary. As of the date of this filing, Far West Capital has nine employees who have varied amounts of responsibility for the Partnership and for other partnerships for which Far West Capital is the General Partner.

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

Item 2.  Description of Properties

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

      The present operating agreement provides for SB Geo, Inc. ("SB GEO") to operate and maintain the plant for a period of 10 years. SB GEO is to operate the plant on a no profit basis.

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

      BPC accounted for revenues and expenses incurred by BPC in connection with the operation and maintenance of the Crystal Springs Plant; CSHC was responsible for insurance expenses and property tax expenses. In view of the limited participation of CSHC in the operations, including profits and losses, as described elsewhere herein, operations of the project were not included in the financial statements for the years ended December 1990, 1991, or 1992. The net cost of the Crystal Springs Plant, related long-term debt and related depreciation, interest, insurance, and tax expenses were included in the financial statements of the Partnership. The debt service payments paid by the BPC were included as other income in the financial statements.

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

      It also provided for a mutual waiver of claims between the parties ("Mutual Release Agreement") and in addition provided for a $50,000 line of credit for use in repair of certain items of equipment for the Crystal Springs Plant for startup of operations in 1993 ("Repair Loan"). The Partnership also agreed therein to exercise its best efforts to sell the Crystal Springs Plant on or before December 1, 1993, the proceeds to be used in satisfying the Repair Loan and the $1,800,000 payoff of the Loan to the Bank.

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

      The Crystal Springs Plant was sold as described in Item 1. above. A Third Extension and Modification Agreement was entered into by the parties on March 15, 1995 concurrently with such sale which provides for the Bank's consent to the sale, the Bank's accepting a principal payment under the loan in the amount of $1,100,000 and reducing the remaining principal balance of the note to $537,000; extending its term for five years. It also provides that if the note is paid in full within two years after the payment of $1,100,000, the Lender will discount the amount of the principal due by $100,000 (requiring a principal payment of only $437,000), and if paid within three years, the Lender will discount the amount of the principal due by $50,000 (requiring a principal payment of only $487,000). There will be no discount if paid ofter the third anniversary. That agreement was attached to the December 31, 1994 Form 10-K as Exhibit
(10)(aas).

      Revenues from the 1-A thermal-hydroelectric plant

      The 1-A geothermal plant (the "1-A Plant") is located adjacent to the Steamboat Springs Plant. The 1-A Plant consists of two separate modules, utilizing binary rankine cycle turbines with a combined net output of 1.8 megawatts.

      The 1-A Plant was originally a Steamboat Springs expansion project, but was sold in 1988 to a general partnership entitled 1-A Enterprises which is owned 74% by Alan O. Melchior and Thomas A. Quinn, who were also General Partners of the Partnership and currently are officers and shareholders of Far West Capital. Use of the geothermal resource by the 1-A Plant has no adverse effect on the operation of the Partnership's Steamboat Springs Plant.

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

      As consideration for the sale of the 1-A Plant rights to 1-A Enterprises, the Partnership received a royalty interest in the net operating income of the 1-A Plant. Such royalties equal 10% in 1988 through 1992, 15% in 1993 through 1998, 40% in 1999 through 2010, and
45% in 2011, and thereafter. In addition, the Partnership is paid an amount equivalent to the net profit that would be realized by the Partnership if the 1-A Plant were bearing 150 KW of parasitic power load (power consumed by the Plant itself). The net profit equivalent is calculated as follows: 1,200,000 KWH x the rate at which power is sold to Sierra Pacific Power Company under the power purchase agreement applicable to the 1-A Plant, less any royalties, note payments, or net revenue interest or other expenses associated with or payable out of such additional revenues assuming that the 1-A Plant produced an additional 1,200,000 KWH per annum. In 1995 the Partnership was paid $86,905 in royalty revenues from the 1-A Project and $58,191 in pumping charges.

Item 3.  Legal Proceedings

Nevada Department of Transportation

      The Department of Transportation of the State of Nevada ("NDOT") commenced action in the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Partnership and others to obtain, for highway purposes, ownership of approximately
2.79 acres of the property owned by Sierra Pacific Power Company ("SPPC") at the extreme north of the land upon which the Steamboat Springs Plant is located pursuant to the SPPC lease. The Partnership is defending the action insofar as is necessary to protect a stand-by injection well located on the lease in the proximity of the land being taken and a monitoring well in an adjacent area which is being taken. It is presently negotiating a settlement which will leave the stand-by injection well and the Partnership's rights in and use thereof intact and available. The Partnership has constructed a new monitoring well and is attempting to recover the cost thereof from the State. The Partnership has an agreement in principle with the State relative to this reimbursement, the cost of which is approximately $5,000. The Partnership is also attempting to obtain a portion of the $273,500 offered and deposited into Court by NDOT as compensation for the taking. SPPC is claiming all of such funds as the owner of the land. The Court has granted NDOT the right to possess and occupy the property while the amount of compensation to be finally awarded is being contested. WCC, the Partnership's principal creditor, has claimed that under the financing agreements with respect to the Steamboat Springs and 1-A Plants, all funds recovered from NDOT must be applied to reduce the principal balance of the loans outstanding.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II


Item 5.     Market for Common Equity and Related Stockholder
            Matters.

      No market exists for the Partnership's Units. As of March 15, 1996, the 10,306 outstanding Units of the Partnership were held by 1,103 investors, including 530 units owned by the General Partner.

      No cash distributions were made to the Limited Partners during the years ended December 31, 1991 through 1995.

Item 6.     Management's Discussion and Analysis or Plan of
            Operations.

Liquidity and Capital Resources

      The sale of electricity to Sierra Pacific Power Company
("Sierra") continues to be the Partnership's primary source of working capital. Power is sold pursuant to a long-term power contract ("Power Purchase Agreement") (see "Item 1. Business") which provides for purchase of all power produced by the Steamboat
Springs Plant at a fixed rate. However, in December of 1996 the rate at which the plant will sell power goes from 7.17 cents per KW to short-term avoided cost (which presently is believed to be approximately 2.8 cents). The Partnership will not be able to continue to operate the plant selling power at that rate. The General
Partner has been unsuccessful in its attempts to renegotiate the rate at which power would be sold to Sierra Pacific Power Company during the second 10 years of the Power Purchase Agreement beginning in December of 1996. However, Sierra has tentatively agreed that it will release the Partnership from its agreement to sell power to Sierra from Steamboat 1 at short term avoided cost if the Partnership can find a market for the Steamboat 1 output outside to Sierra's system. To date the Partnership has not identified such a market. If the Partnership were forced to sell power at 2.8 cents per KW as opposed to the 7.17 cents currently being paid it would not be able to pay debt service and operating cost and the plant might be foreclosed by WCC.

      The Steamboat Springs Plant operating revenues have, in the past, provided cash balances to pay for operating expenses, including repairs and maintenance of the plant, during times of interrupted operations. However, in the event of failure of the Steamboat Springs geothermal resource, the Partnership would be un-protected from interruption of its revenues. Management believes that the likelihood of this event occurring is remote.

      As shown in the financial statements for the year ended December 31, 1995, the Partnership's current liabilities exceed current assets by $6,595,000. Of this amount, $4,563,000 relates to the note default involving the Steamboat Springs Plant with WCC. This is more fully described under "Item 2. Properties".
Cumulative income for the three-year period ended December 31, 1995 amounted to $883,000 before extraordinary items. The General Partner is seeking to resolve the current liquidity concerns by taking steps to increase future production by improving maintenance and operation procedures and, if necessary, deferral of payment of general and administrative expenses to the General Partner. Partnership electric power revenue decreased in 1995 by 2% from 1994 and 14% from 1993. The general partner believes that 1995 revenues are representative of what can be expected in the future until the rate change becomes effective in December of 1996 at which time revenues will decrease drastically.

      With the winding down of the Partnership's litigation and administrative proceedings, professional fees and general and administrative expenses charged by the General Partner decreased in 1995 by 21% from the preceding year, in 1994 by 45% from the preceding year and in 1993 by 49% from 1992. The General Partner also believes that these expenses will continue to stay at this lower level in 1996 because of the termination of such litigation and decreasing administrative costs.

      In a report dated September 4, 1993 the General Partner reported to the Limited Partners on its efforts to restructure the business of the Partnership so as to be able to resume distributions to the Limited Partners. In summary the General Partner concluded that the Partnership would be unable to generate significant positive cash flow or resume distributions without the infusion of cash sufficient to make capital improvements in the Steamboat Springs Plant and/or buy out the Westinghouse loan and certain royalty interests at a discount. The Partnership does not have the financial resources to accomplish these goals. At present and in the foreseeable future the Partnership is generating taxable income without any cash distributions to pay the tax liabilities. Therefore, it appears to the General Partner that it may be advantageous to the Partnership to consider a sale of all the Partnership assets.

      The General Partner has recently executed a contract on behalf of the Partnership with U.S. Envirosystems, Inc. (a Delaware corporation) to sell the Steamboat Springs Power Plant. The sale is conditioned on the approval of the Limited Partners. That Contract was attached to a draft proxy statement describing the details of the transaction, its tax effect and an opinion as to the fairness of the proposed transaction, which has been submitted to the Securities and Exchange Commission for its review. See Exhibit 10(aau). It is anticipated that these materials will be mailed to the Limited Partners for their review and vote within thirty days. If the proposed sale of the Steamboat Springs Plant is approved the General Partner proposes to distribute all proceeds of the sale to limited partners (after payment of debts and accounts to third parties) and terminate the Partnership.

Results of Operations

      In 1987 the Steamboat Springs Plant produced electric power and generated revenues at approximately 75% of expected operating levels. The production shortfall was primarily due to shutdowns required to effect certain equipment changes and modifications, and to operation of that plant at a lower level than expected. It was determined that to achieve the expected capacity and the performance requirements specified in the plant's purchase contract, the vendor/operator would have to install additional equipment and make some modifications to existing equipment. These corrections were made at no cost to the Partnership (although the down-time for modifications and testing impacted revenues). The modifications and repairs were completed in the summer of 1988, and the Partnership was informed by Ormat that the plant was performing at a level that would produce 42,000,000 KWH per year as opposed to the 43,800,000 represented by Ormat in the original acquisition agreement.

      The Steamboat Springs Plant increased production of electric power from 32,797,000 KWH in 1987 to 36,142,000 KWH in 1988.
Ormat, the vendor/operator of the plant, installed additional equipment and made equipment modifications which increased the plant's capacity and performance. These additions and modifications were made at no additional cost to the Partnership.

      In 1989 the Steamboat Springs Plant produced $2,564,000 in gross revenues which was $448,000 and $576,000 less than would have been received under the Ormat projected 42,000,000 and 43,800,000 kwh agreed to under the purchase agreement per year respectively. In 1990 the plant produced $2,765,000 in gross revenues which was an increase over 1989's revenues, but about $247,000 and $376,000 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. In 1991 the plant produced $2,791,000 in gross revenues which was $220,000 and $349,000 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. In 1992 the plant produced about $2,360,000 in gross revenues which was $651,400 and $780,460 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. The poor performance in 1992 was directly due to excessive equipment failures and breakdowns which resulted in plant downtime. In 1993 the Plant produced $2,625,000 in gross revenues which was an increase over 1992's revenues but about $386,391 and $515,451 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. This made 1993 a better than average year for revenues. In 1994 and 1995 revenues declined slightly and are more indicative of what can be expected until the rate change in December, 1996 at which time revenues will decline drastically.

       The following table shows the annual production for the
Steamboat Springs Plant:
Year      $'s           KWH
1987   $2,352,000  32,797,000
1988  $2,591,000   36,142,000
1989  $2,564,000   35,760,000
1990  $2,765,000   38,563,000
1991  $2,791,000   38,926,000
1992  $2,360,000   32,915,000
1993  $2,625,000   36,611,000
1994  $2,564,000   35,767,000
1995  $2,529,000   35,270,000

      The Crystal Springs Plant produced power at approximately 51% of expected levels during 1987 and 1988, about 80%, 70%, 58% and 14% during 1989, 1990, 1991 and 1992, respectively, due chiefly to lower than normal precipitation in the Snake River Basin. In 1993 it produced a record 8,265,000 kwh for revenues of $537,000. This was a result of increased water flow resulting from greater precipitation and additional water released by the Twin Falls Canal Company as a result of the agreement with it. In 1994, due to the drought in southeastern Idaho, it was shut down for most of the year and produced 3,101,000 kwh for revenues of $163,000.00. See
Item 2. Properties herein. The Crystal Springs Plant was sold as described in Item 1 above.

      The 1-A Plant from which the Partnership receives royalties was put on line and began operations in December, 1988. That plant reached full scale production levels during the first quarter of 1989. The Partnership began to receive its 10% net operating royalty and pumping fee when the plant was accepted and commissioned during the first quarter of 1989. A total of $95,000, $94,000, $115,000, $102,000, $135,000, $144,000 and $145,000 in
royalties and pumping fees in the years ended December 31, 1989, 1990, 1991, 1992, 1993, 1994 and 1995 respectively, were paid to the Partnership from this plant.

Item 7.     Financial Statements.

             Index to Financial Statements                               Page
                and Supplementary Data

              Independent Auditors' Report                                18


              Balance Sheets, December 31, 1995 and 1994                  19

              Statements of Income, for the Years Ended                   21
               December 31, 1995, 1994, and 1993

              Statements of Partners' Capital, for the                    22
               Years Ended
               December 31, 1995, 1994, and 1993

              Statements of Cash Flows, for the Years ended               23
               December 31, 1995, 1994, and 1993

              Notes to Financial Statements                               25

              Schedule I, Condensed Financial Information
               of Registrant (All Required Information
               Reported in Financial Statements and Notes to the Financial Statements)

              Schedule II, Valuation of Qualifying Accounts
               (All Required Information Reported in Note 2)

              Accountants' Compilation Report                             36

              Unaudited Consolidated Balance Sheet of the
               General Partner, Far West Capital, Inc.                    37

              Notes to the Unaudited Consolidated Balance Sheet
               of the General Partner, Far West Capital, Inc.             39









                     FAR WEST ELECTRIC ENERGY FUND, L. P.

                        A DELAWARE LIMITED PARTNERSHIP

                                     - : -

                         INDEPENDENT AUDITOR'S REPORT

                          DECEMBER 31, 1995 AND 1994


                                   CONTENTS



Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .18

Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . . .19

Statements of Income, For the Years Ended
  December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . . . .21

Statements of Partners' Capital, For the Years Ended
  December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . . . .22

Statements of Cash Flows, For the Years Ended
  December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . . . .23

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .25

Schedule I, Condensed Financial Information
  of Registrant (All Required Information
  Reported in Financial Statements and Notes
  to the Financial Statements) . . . . . . . . . . . . . . . . . . . . .

Schedule II, Valuation of Qualifying Accounts
  (All Required Information Reported in Note 2). . . . . . . . . . . . .

                         INDEPENDENT AUDITOR'S REPORT



General Partner
Far West Electric Energy Fund, L.P.
Salt Lake City, Utah


      We have audited the balance sheet of Far West Electric Energy Fund, L.P. as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far West Electric Energy Fund, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Respectfully submitted,



                                           /S/
                                          Certified Public Accountants
Salt Lake City, Utah
February 29, 1996

                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                                   BALANCE SHEETS
                             DECEMBER 31, 1995 AND 1994


                                                  1995              1994
Assets

Utility Plant:
  Plant in Service                             $15,999,000       $18,716,000
  Equipment                                        588,000           335,000
  Construction in Progress                         118,000           118,000
  Accumulated Depreciation                      (5,377,000)       (6,010,000)

     Net Utility Plant                          11,328,000        13,159,000

Restricted Cash                                  1,026,000         1,145,000

Other Assets                                       106,000           124,000

Current Assets:
  Cash and Cash Equivalents                        263,000           278,000
  Receivables - Trade                              399,000           437,000
  Receivables - Other                                6,000             6,000
  Receivable - Related Party                       238,000           159,000
  Prepaid Expenses                                   4,000            12,000

     Total Current Assets                          910,000           892,000

     Total Assets                              $13,370,000       $15,320,000





















                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                                   BALANCE SHEETS
                             DECEMBER 31, 1995 AND 1994
                                     (Continued)


                                                  1995              1994

Partners' Capital and Liabilities

Partners' Capital:
  Limited Partners - 10,306 units              $ 5,148,000       $ 4,868,000
  General Partner - 1 Percent                       (8,000)          (11,000)

     Total Partners' Capital                     5,140,000         4,857,000

Other Liabilities                                        -           150,000
Long-term Debt:
  Notes Payable - Related Party                    188,000           230,000
  Notes Payable                                    537,000                 -

Partners' Capital and Long-Term
  Liabilities                                    5,865,000         5,237,000

Current Liabilities:
  Current Portion - Long-term Debt               4,563,000         7,140,000
  Note Payable - Related Party                   1,159,000         1,043,000
  Payable-Related Party                            671,000           573,000

  Accrued Liabilities
    Operations                                     402,000           495,000
    Royalties                                       96,000           220,000
    Interest                                       614,000           612,000

     Total Current Liabilities                   7,505,000        10,083,000

     Total Partners' Capital and
       Liabilities                             $13,370,000       $15,320,000












                 See accompanying notes to the financial statements.

                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                                STATEMENTS OF INCOME


                                        FOR THE YEARS ENDED DECEMBER 31,
                                     1995            1994           1993
Revenues:
  Electric Power Revenues         $ 2,529,000     $ 2,728,000    $ 3,162,000
  Other Revenues                      145,000         151,000        622,000

     Total Revenues                 2,674,000       2,879,000      3,784,000

Expenses:
  Operations                        1,755,000       1,779,000      2,163,000
  Bad Debt Expense                          -               -         31,000
  General and Administrative:
    Professional Services              55,000          54,000         72,000
    General Partners - Related
      Party                            98,000         123,000        223,000

     Total General and
       Administrative                 153,000         177,000        295,000

     Total Expenses                 1,908,000       1,956,000      2,489,000

     Income From Operations           766,000         923,000      1,295,000

Other Income (Expense):
  Interest Income                      73,000          52,000         38,000
  Interest Expense                   (744,000)       (902,000)      (806,000)
  Gain on Sale of Property            188,000               -              -

     Net Other Expense               (483,000)       (850,000)      (768,000)

     Net Income (Loss)
       Before Extraordinary
       Item                           283,000          73,000        527,000

Extraordinary Item - Early
  Extinguishment of Debt                    -               -        175,000

     Net Income                   $   283,000     $    73,000    $   702,000

     Net Income Per Limited
       Partnership Unit:

       Income Before Extraordinary
         Item                          27.46             7.08          51.14
      Extraordinary Item                   -                -          16.98

      Net Income                  $    27.46      $      7.08    $     68.12









                 See accompanying notes to the financial statements.

                                        FAR WEST ELECTRIC ENERGY FUND, L.P.
                                          A DELAWARE LIMITED PARTNERSHIP
                                          STATEMENT OF PARTNERS' CAPITAL
                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                   General Partner           Limited Partners
               % Income                    Number                      Total
              Allocation     Amount       of Units      Amount         Amount


Balances at
December 31, 1992     1    $   (18,573)     10,306    $ 4,100,573    $ 4,082,000

Net Income            -          7,020           -        694,980        702,000

Balances at
December 31, 1993     1        (11,553)     10,306      4,795,553      4,784,000

Net Income            -            730           -         72,270         73,000

Balances at
December 31, 1994     1    $   (10,823)     10,306    $ 4,867,823    $ 4,857,000

Net Income            -          2,830           -        280,170        283,000

Balances at
December 31, 1995     1    $    (7,993)     10,306    $ 5,147,993    $ 5,140,000


















                         See accompanying notes to the financial statements.


                        FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                        FOR THE YEARS ENDED DECEMBER 31,
                                     1995            1994           1993
Cash Flows From Operating
Activities:

Net Income (Loss)                 $   283,000     $    73,000    $   702,000
Adjustments to Net Income (Loss):
  Depreciation and Amortization       613,000         661,000        716,000
  Sale of Assets                     (188,000)              -              -
  Gain on Debt Restructure                  -               -       (175,000)
  (Increase) Decrease in
    Receivables                       (41,000)       (124,000)       (59,000)
  (Increase) Decrease in Prepaid
    Insurance                          (1,000)              -         (9,000)
  (Increase) Decrease in Other
    Assets                             18,000          18,000         18,000
  Accrued Income Restricted Cash      (63,000)        (43,000)       (31,000)
  Increase (Decrease) in Accrued
    Liabilities                        41,000         120,000       (234,000)
  Increase (Decrease) in
    Amount Due to General
    Partner                            98,000         100,000        214,000

     Total Adjustments                477,000         732,000        440,000

  Net Cash Provided by
    Operating Activities              760,000         805,000      1,142,000


Cash Flows From Investing
Activities:
  Cash Draws Restricted Cash          181,000               -        207,000
  Transfers to Restricted Cash              -               -       (205,000)
  Capital Expenditures               (253,000)       (139,000)      (222,000)

  Net Cash Provided by (Used)
    in Investing Activities           (72,000)       (139,000)      (220,000)


                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (Continued)

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     1995            1994           1993
Cash Flows From Financing
Activities:
  Principal Payments on Long-
    term Debt                     $  (815,000)    $  (751,000)   $(1,109,000)
  Proceeds From the Issuance
    of Debt                           112,000          83,000        171,000

  Net Cash Provided by (Used)
    in Financing Activities          (703,000)       (668,000)      (938,000)

Increase (Decrease) in Cash
  and Cash Equivalents                (15,000)         (2,000)       (16,000)

Cash and Cash Equivalents at
  Beginning of Year                   278,000         280,000        296,000

Cash and Cash Equivalents at
  End of Year                     $   263,000     $   278,000    $   280,000

Supplemental Disclosure of
Cash Flow Information:
  Cash Paid During the Year
  For Interest                    $   743,000     $   727,000    $   755,000

Non-Cash Activities:

      The Partnership reduced a contract payable for the year ended December 31, 1993 by $13,000, and recognized income relating to option payments not made.

      An extraordinary gain of $175,000 for the year ended December 31, 1993, was recognized relating to the extinguishment and restructuring of debt and accrued interest; see Note 4.

      Notes payable and accrued interest were reduced and other income recognized for the year ended December 31, 1993 in the amount of $424,000, relating to offsets allowed under the performance guaranty on the Steamboat Springs project; see Note 7.

    The Partnership sold the Crystal Springs Project for $1,100,000, the proceeds of which were paid directly to First Security Bank to pay down the note secured by the Crystal Springs Project in accordance with the sales agreement dated February 28, 1995. In addition, the note referred to above was restructured as described in Note 13. A net gain on the sale of $188,000 has been reported in net income for December 31, 1995 as other income.


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

Organization
      Far West electric Energy Fund L.P., a Delaware limited partnership (the "Partnership"), was originally organized in September 1984 under the Uniform Limited Partnership Act of Utah as Far West Hydroelectric Fund, Ltd. On December 20, 1988, the Partnership changed its name to Far West Electric Energy Fund, L.P. and changed its domicile to Delaware.

      The Partnership owns a geothermal power plant, (the "Steamboat Springs Plant") located in Nevada, and until March 16, 1995, owned a hydroelectric plant located in Idaho (the "Crystal Springs Plant") which was sold to Crystal Springs Hydroelectric, L.P., a Washington limited partnership pursuant to a Purchase and Sale Agreement dated February 28, 1995.

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

Income Taxes
      No provision for income taxes has been made since the Partnership files partnership return under provisions for federal and state tax laws. The assets and liabilities of the Partnership for tax purposes are lower than the financial statements for 1995 by $8,066,000 and $552,000; and for 1994 by $11,154,000 and $2,208,000, respectively.

Income Per Limited Partnership Unit
      The income per partnership unit on income before extraordinary item and on net income is calculated on the weighted average units outstanding during the year. The weighted average of units outstanding during 1995, 1994, and 1993 were 10,306.




                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

      Certain amounts in 1994 and 1993 have been reclassified to conform with financial statement presentations adopted in 1994.

NOTE 2 - UTILITY PLANT

      Plant in service consists of the following at December 31, 1995 and
1994:
                                                             Estimated
                                     1995         1994      Useful Lives
Steamboat Springs Thermal
  Hydroelectric Power Plant       $15,599,000  $15,599,000  30 Years

Expansion Pipeline                    400,000      400,000   5 to 7 Years

Crystal Springs Hydroelectric
  Power Plant                               -    4,738,000  30 Years

Valuation Allowance                         -   (2,021,000)

                                  $15,599,000  $18,716,000


      The valuation allowance relates to the Crystal Springs
Hydroelectric Power Project. The valuation allowance is a result of the rights to a purchase option being waived and a decline in the value of the project.

NOTE 3 - OTHER ASSETS

      Other assets consist of the following at December 31, 1995 and 1994:

                                                  1995        1994

      Loan Origination Fees                     $183,000    $183,000
      Organization Costs                          65,000      65,000
      Other Assets                                35,000      35,000
      Accumulated Amortization                  (177,000)   (159,000)

            Total Other Assets                  $106,000    $124,000




                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 3 - OTHER ASSETS (Continued

      The loan origination fees are being amortized on a straight-line basis over the respective lives of the loans. Organization costs are amortized over a five year period on a straight-line basis.
Amortization was $18,000, $18,000, $18,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 4 - LONG-TERM DEBT - NOTES PAYABLE

      Long-term debt as of December 31, 1995 and 1994 consists of the following:
                                                    1995            1994
Note Payable to Westinghouse Credit
Corp. is in default as of 10/23/92
and is immediately due and payable.
Note is secured by the Steamboat
Springs Project and all associated
rights.  Interest rate is 11.5%                  $ 4,563,000      $5,340,000

Note Payable to a bank was due and
payable in full originally on December
1, 1993, extended to September 30,
1994 and has been modified due to the
sale of the Crystal Springs Project.
The principal amount owing after
the modification is $537,000.
Interest is due in semiannual
installments.  With all remaining
principal and interest due 3/2/2000.
Interest rate is prime which was 8.75%
at year end (See Note 13 -
Sale of Crystal Springs Project).                    537,000       1,800,000

                                                   5,100,000       7,140,000

Less Current Installments Due                      4,563,000       7,140,000

                                                 $   537,000     $         -








                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 4 - LONG-TERM DEBT - NOTE PAYABLE (Continued)

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1995 are as follows:

      Year Ending December 31,

                  1996                                $ 4,563,000
                  1997                                          -
                  1998                                          -
                  1999                                           -
                  2000                                    537,000
                  Thereafter                                    -

                                                      $ 5,100,000

      A note payable to Ormat, Inc. was extinguished in the amount of $175,000 in December 1993. The extinguishment was a result of negotiations to settle litigation on the performance guaranty. The principal note amount and related accrued interest are shown as an extraordinary item in the statement of operations for the year ended December 31, 1993.

      During December 1992, a note payable to a bank was restructured resulting in a reduction of principal amount, accrued interest, and a renegotiation of terms. Interest payments relating to the reduced note were offset to accrued interest payable. The total amount offset against accrued interest payable in 1994 was $26,000.

NOTE 5 - RESTRICTED CASH

      The Partnership is required to maintain an escrowed bank account as security under the terms of the note payable to Westinghouse Credit Corp. with the note payable balance as of December 31, 1995 of $4,563,000. The reserve account was drawn down to $1,026,000 due to insufficient operating funds needed for plant repairs of $188,000.
The note is in default due to the reserve account being drawn below required amounts. The reserve includes the initial deposit of $1,000,000 and requires an additional $70,000 annually for the first seven years, interest income is also retained in the reserve account. Disbursements from the reserve account for principal and interest payments on the note are allowed to the extent that there are insufficient funds in the Partnership's operating accounts.




                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 6 - NOTE PAYABLE-RELATED PARTY

      The Partnership had notes payable to related parties for the years ended December 31, 1995, and 1994 as follows:

                                                    1995            1994
Notes Payable to General Partner
payable on demand, unsecured.
Interest rate is 13%                             $ 1,117,000      $1,005,000

Note Payable to 1-A Enterprises,
a partnership, due in quarterly
installments, including interest;
commencing April 16, 1990, re-
maining principal due January 16,
2000; unsecured.  Interest rate
is 11%                                               230,000         268,000
                                                   1,347,000       1,273,000

 Less Current Installments Due                     1,159,000       1,043,000

                                                 $   188,000      $  230,000

NOTE 7 - PURCHASE AND OPERATING AGREEMENTS

Steamboat Springs Thermal Hydroelectric Power Plant (Steamboat
Springs)

      Under the terms of the Steamboat Springs purchase agreement (the Agreement), the Partnership is required to pay royalties to non-affiliated parties aggregating 14.05 percent of annual gross revenues for the life of the project plus an annual lump sum of $50,000 for the first ten years. As of December 31, 1995 all royalty obligations were current. For the years ended December 31, 1995, 1994, and 1993, royalty expense related to these commitments is as follows:
                                           1995      1994      1993
Sierra Pacific Power Company (10%)      $253,000  $257,000  $263,000
Benson Schwarzhoff & Helzel (3.888%)      98,000    99,000   102,000
Geothermal Development Associates
($50,000)                                 50,000    50,000    50,000
G. Martin Booth (.081%)                    2,000     2,000     2,000
Richard W. Harris (.081%)                  2,000     2,000     2,000

     Total                              $405,000  $410,000  $419,000



                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 7 - PURCHASE AND OPERATING AGREEMENTS (Continued)

      As part of the Agreement, the original developer of Steamboat Springs (the Developer) guaranteed annual net operating revenues, as defined (Net Operating Revenues) of $2,000,000 for a period of ten years following the date of commissioning, March 31, 1987 (the Guarantee). In 1993, the debt and related performance guarantee with the original developer was extinguished. Pursuant to the Guarantee and included in other revenues in the statements of income for the years ended December 31, 1993, and 1992 are $424,000, and $387,000, respectively. Pursuant to the contract and in accordance with FIN-39, amounts due to the Partnership under the Guarantee are offset annually against a note payable to the Developer, and the Bonneville corporation which subsequently sold the project to the Partnership. The note payable to the developer and Bonneville have been fully offset as of December 31, 1993. The following Table summarizes these transactions:

                                                               1993
      Guaranteed Net Operating Revenues                     $2,000,000
      Net Operating Revenues                                 1,288,000
      Offset Available                                         712,000
      Gross Debt Subject to Offset                             424,000
      Debt to be Offset in Future                           $        -

      The Partnership is also required to pay the Developer annual royalties equal to 50 percent of the first $100,000 over the guaranteed Net Operating Revenues and 75 percent of amounts in excess of the $100,000 each year for the first ten years following the date of commissioning. For years 11 through 20 after commissioning, the royalty equals 30 percent of Net Operating Revenues; principal debt service payments incurred to finance construction or operations are not deducted in determining the revised net operating revenues (Revised Net Operating Revenues). For years 21 inclusive and thereafter, the royalty is equal to 50 percent of Revised Net Operating Revenues. As revenues have not exceeded the guaranteed net operating revenues, no royalties have been earned and no royalties have been paid pursuant with this commitment.










                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS

      Under the terms of the Partnership agreement, the general partner is allowed various fees and reimbursements of expenses incurred to manage the Partnership. For each of the years in the three-year period ended December 31, 1995, the Partnership expensed the following amounts as cost reimbursements to the general partner:
                                            1995        1994        1993
General and Administrative
  Expenses                                $ 98,000    $123,000    $223,000

      In addition, during the year ended December 31, 1993, the Partnership paid $3,300 to a Utah partnership for private air transportation, in the ordinary course of business, in lieu of commercial airfare. The general partners are partners of the Utah Partnership.

      As a term of the amended and restated Partnership agreement, the General Partner is entitled to 5 percent of the limited partnership units (Units) as compensation.

      During 1988, the Partnership assigned its rights to build an expansion unit to Steamboat Springs to a Nevada general partnership owned mostly by Alan O. Melchior and Thomas A. Quinn, officers and owners of the General Partner of the Partnership. As consideration for the rights, the Nevada general partnership deeded the Partnership rights and title to piping and valves installed from Steamboat Springs to the expansion unit and agreed to pay the Partnership royalties equaling 10 percent of net operating income from the expansion for the years ended December 31, 1988 through 1992, 15 percent for 1993 through 1998, 40 percent for 1999 through 2010, 45 percent thereafter, and an annual pumping charge. Included in other revenues in the statement of operations for the years ended December 31, 1995, 1994 and 1993, are $145,000, $144,000 and $135,000, respectively related to this agreement. As of December 31, 1994 and 1993, two of the general partners held a 75 percent ownership in the Nevada general partnership.

      During 1991, the Partnership assigned its 77% ownership in SB Geo, Inc. a Utah Corporation, to Alan O. Melchior and Thomas A. Quinn, two of the officers and owners of the General Partner of the Partnership. SB Geo, Inc. operates the Partnership's Steamboat Springs Thermal Hydroelectric Power Plant and a related expansion unit. At the time of the transfer, SB Geo, Inc. had no assets and operated on a cost reimbursement basis. No gain or loss was recognized as a result of the assignment.


                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 9 - MAJOR CUSTOMER

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

NOTE 10 - LITIGATION

Ormat Arbitration

      The arbitrators during 1993 made their award regarding the lawsuit against Ormat alleging breach of contract on the Steamboat Springs project and Ormat's counter-suit regarding the cancellation of the operating agreement. The Partnership was awarded $188,000 in damages including a portion of previously restricted cash. Ormat was awarded $255,000 for past fixed operating fees of which the majority had been held in an escrow account.

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

      This claim is a general unsecured claim; it is unliquidated and contingent, meaning that the amount of the claim has yet to be fixed in the bankruptcy forum. It is estimated that the claim is no more than $100,000.00. There is no economy for the partnership in attempting to resolve the amount of the claim at this juncture, without certainty that Bonneville Pacific Corporation will succeed in confirming a plan of reorganization, since general unsecured claims cannot receive payment absent confirmation of a plan of reorganization. If and when a plan of reorganization is confirmed, it is expected that, post-confirmation, there will be a claims liquidation and resolution process, during which the claim of the partnership will be fixed by the bankruptcy court. The



                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 10 - LITIGATION (Continued)

Chapter 11 reorganization proceeding of the Bonneville Pacific Corporation has been ongoing for some years. It is a large and complex proceeding. The success of the reorganization effort will turn in major part upon complex litigation which the trustee in the case, Roger Segal, has commenced against various parties in interest. Counsel for Mr. Segal, Vernon Hopkinson, estimates at the present time that this litigation may be concluded and a plan of reorganization proposed no earlier than year-end, 1997. As noted above, payment on account of general unsecured claims cannot occur unless and until a plan of reorganization is confirmed by the bankruptcy court. Mr. Hopkinson estimates at the present time that the size of the dividend to general unsecured creditors could be anywhere from 20 percent to payment in full, depending upon the outcome of the aforementioned litigation.

Nevada Department of Transportation

      The Department of Transportation of the State of Nevada ("NDOT") commenced action in the Second Judicial District Court of the State of nevada in and for the County of Washoe against the Partnership and others to obtain, for highway purposes, ownership of approximately 2.79 acres of the property owned by Sierra Pacific Power Company ("SPPC") at the extreme north of the land upon which the Steamboat Springs Plant is located pursuant to the SPPC lease. The Partnership is defending the action insofar as is necessary to protect a stand-by injection well located on the lease in the proximity of the land being taken and a monitoring well in an adjacent area which is being taken. It is presently negotiating a settlement which will leave the stand-by injection well and the Partnership's rights in and use thereof intact and available. The Partnership has constructed a new monitoring well and is attempting to recover the cost thereof from the State. The Partnership has an agreement in principle with the State relative to this reimbursement, the cost of which is approximately $5,000. The Partnership is also attempting to obtain a portion of the $273,500 offered and deposited into Court by NDOT as compensation for the taking. SPPC is claiming all of such funds as the owner of the land. The Court has granted NDOT the right to possess and occupy the property while the amount of compensation to be finally awarded is being contested. WCC, the Partnership's principal creditor, has claimed that under the financing agreements with respect to the Steamboat Springs and 1-A Plants, all funds recovered from NDOT must be applied to reduce the principal balance of the loans outstanding.



                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 11 - NOTE DEFAULTS

      Due to insufficient funds being in restricted cash, the Partnership received a notice of default as of 10/23/92 on a note to Westinghouse Credit Corp. The balance as of December 31, 1995 and 1994 was
$4,563,000 and $5,340,000, respectively. Under the terms of the note all principal and interest is immediately due and payable. The note is secured by the Steamboat Springs project and related revenues and other assets.

      The Partnership was in default on a note payable to a bank as of 9/30/94. The balance as of December 31, 1994 and 1993 was $1,800,000.
Due to the sale of the Crystal Springs Project subsequent to December 31, 1994, this note has been reduced to $537,000 (see Note 13) and is no longer in default.

NOTE 12 - LIQUIDITY

      As shown in the accompanying financial statements for the year ended December 31, 1995, current liabilities exceeded current assets by $6,595,000. Of this amount $4,563,000 relates to the note defaults described in Note 11.

NOTE 13 - SALE OF CRYSTAL SPRINGS PROJECT

      The Partnership signed an agreement dated February 28, 1995 to sell the Crystal Springs project. The sale included all the assets and liabilities associated with the Crystal Springs Project except the note payable to First Security Bank which has been modified as follows:

      Upon receipt of First Security (Lender) of a principal payment on the loan in the amount of $1,100,000, the note was modified to provide that the remaining principal balance owed shall be $537,000 and interest and costs on the loan shall be deemed current.

      If the note is paid in full within two years after the payment of $1,100,000, the Lender will discount the principal amount owing by $100,000 (requiring a principal payment of only $437,000), and if paid within three years, the Lender will discount the amount of the principal due by $50,000 (requiring a principal payment of only $487,000). There will be no discount if paid after the third anniversary.



                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 13 - SALE OF CRYSTAL SPRINGS PROJECT (Continued)

      The net gain on sale of the Crystal Springs Project of $188,000 has been reported on the Statement of Income for the year ended December 31, 1995 as Other Income.

NOTE 14 - SUBSEQUENT EVENTS

Steamboat Springs Project

      The Fund has received a cash offer to sell substantially all of the assets of the Fund to U.S. Envirosystems, Inc. for $1,250,000. The sale would result in the termination of the Fund and distribution of the proceeds to limited partners of approximately $33 per limited partnership unit.




Far West Capital, Inc.
Salt Lake City, Utah


      We have complied the accompanying balance sheets of Far West Capital, Inc. as of June 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them. However, we did become aware of a departure from generally accepted accounting principles that is described in the following paragraph.

      Statements of income, retained earnings and cash flows for the years ended June 30 1995 and 1994, have not been presented. Generally accepted accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations.

                                          Respectfully submitted



                                           /S/
                                          Certified Public Accountants

Salt Lake City, Utah
March 27, 1996


                               FAR WEST CAPITAL, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                June 30,
                                          1995          1994
ASSETS

Current Assets:
  Cash and Cash Equivalents                      $   506,368     $   110,309
  Accounts Receivable                                186,043         196,006
  Other Receivables                                1,354,231       1,260,702
  Prepaid Expenses                                   101,554         250,088

     Total Current Assets                          2,148,196       1,817,105

  Restricted Cash                                  3,030,664       3,635,100

Fixed Assets:
  Wellfield, Net of Amortization                   2,975,930       3,145,983
  Transportation and other Equipment,
   Net of Accumulated Depreciation                   411,142         230,655

     Net Fixed Assets                              3,387,072       3,376,638

Other Assets:
  Investments in Partnerships                        492,711         201,003
  Deposits and Other Assets                          199,977         198,110
  Advances to Stockholders                                 -         231,000
     Total Other Assets                              692,688         630,113

     Total Assets                                $ 9,258,620     $ 9,458,956



                               FAR WEST CAPITAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (continued)

                                                June 30,
                                          1995          1994

LIABILITIES AND EQUITY

Current Liabilities:
  Accounts Payable                               $   372,744     $   322,694
  Accrued Expenses                                 1,170,767         906,209
  Long Term Debt,
    Current Portion                                   95,505          35,107
  Retention Payable                                  641,625       1,711,000

     Total Current Liabilities                     2,280,641       2,975,010

Other Liabilities:
  Notes Payable                                    1,958,618       2,067,198
  Loans from Stockholders                             15,380          15,380
  Deferred Gain on Sale, Net
    of Amortization                                  366,223         317,649
  Deferred Tax Liability -
    Non-Current                                      415,000         423,000

     Total Other Liabilities                       2,755,221       2,823,227

     Total Liabilities                             5,035,862       5,798,237

  Minority Interests                                 177,557         118,437

Equity:
  Common Stock 15 Shares authorized,
    11.25 shares issued and
    outstanding, no par value)                        29,000          29,000
  Advances to Affiliated Companies                  (309,287)       (155,698)
  Retained Earnings                                4,325,488       3,668,980

     Total Equity                                  4,045,201       3,542,282

     Total Liabilities and Equity                $ 9,258,620     $ 9,458,956








                         See Accountants' Compilation Report
The accompanying notes are an integral part of the financial statements.

                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following significant accounting policies are followed by Far West Capital, Inc. in preparing and presenting the financial statements, and are presented to assist the users in understanding the financial statements.

Organization

      Far West Capital, Inc., a Utah corporation, was incorporated on May 9, 1983 to facilitate the financing and operation of geothermal and hydro-electric power plants. Far West Capital owns all the common stock of Steamboat Development Corp. (a Utah corporation), and 53% of the partners' equity in Twin Falls Hydro, Ltd. (a Utah limited partnership). In the accompanying financial statements, Far West Capital, Inc. and its subsidiaries are collectively referred to as "the Company".

Consolidation

      The accompanying consolidated financial statements include the accounts of Far West Capital, Inc. and its 50% or more owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company's policy is that all investments with maturities of three months or less are considered cash equivalents.


NOTE 2 - RESTRICTED CASH

      The Company has entered into several agreements regarding the construction, financing, and sale-leaseback of two geothermal plants. Pursuant to these agreements monies have been set aside pending the final completion and acceptance of the projects, and specific funding of certain future expenditures. These funds are set aside exclusively for specific uses and was $3,030,664 and $3,635,100 at June 30, 1995 and 1994 respectfully.







                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Continued)

NOTE 3 - PREPAID EXPENSES

      Prepaid expenses consist of the following at June 30, 1995 and
1994:
                                             1995              1994
      Prepaid Maintenance                 $        -        $  134,334
      Prepaid Insurance                       98,554           112,754
      Prepaid Rent                             3,000             3,000

     Total Prepaid Expenses               $  101,554        $  250,088


NOTE 4 - FIXED ASSETS

      Fixed assets consist of the following at June 30, 1995 and 1994:

                                             1995              1994
      Wellfield                           $ 3,401,063       $ 3,401,063
     Equipment                                429,459           167,086
      Transportation Equipment                250,252           243,634

            Total Fixed Assets              4,080,774         3,811,783

Less Allowances For Depreciation
  and Amortization                            693,702           435,145

      Net Fixed Assets                    $ 3,387,072       $ 3,376,638


The wellfield is being amortized over the life of the lease which is 20 years on a straight-line basis. Equipment and vehicles are depreciated over their estimated useful lives, five to seven years, on a straight-line basis.


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Continued)

NOTE 5 - LONG TERM DEBT

      Long-term debt as of June 30, 1995 and 1994 consists of the following:
                                                   1995              1994
Note payable to a corporation pay-
  able in monthly payments of
  interest only for six months be-
  ginning October 15, 1994 and, com-
  mencing April 15, 1995, payments
  of $18,013, including principal
  and interest, due September 15,
  2009.  Interest rate is 6%                    $ 2,054,123       $2,090,000

Note payable to a corporation in
  monthly installments of $245
  for the purchase of equipment,
  including principal and interest,
  due November 29, 1994, Interest
  rate is 15.9%                                           -           12,305

                                                  2,054,123        2,102,305

            Less Current Portion                     95,505           35,107

                                                $ 1,958,618       $2,067,198

NOTE 6 - RELATED PARTY TRANSACTIONS

      Under the terms of a support agreement effective December 31, 1992, with a related corporation, the Company pays a monthly amount for the supervision, monitoring, and administering the project. The fees include the materials, personnel, labor, supervision, and other items related to performing the contract. For the year ended June 30, 1995 and 1994 the Company paid for support services $451,971 and $384,536, respectively.

      The Company has entered into an Operating and Maintenance Agreement with a related corporation to act as the operator of the project. This agreement provides for operator to perform the duties of the operator including operating and regular maintenance of the plant for a monthly fee and additional fees for variable maintenance. The Company paid $2,211,227 for the year ended June 30, 1995 and $1,804,429 for June 30, 1994.




                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Continued)

NOTE 7 - LEASE AND OPERATING AGREEMENTS

      Pursuant to a financing agreement, the Company borrowed $62,000,000 and constructed two geothermal facilities known as Steamboat II and Steamboat III near Reno, Nevada (which contain renewable energy supply in the form of 320 degree hot water at a depth of less than 1000 feet). Upon completion and commercial operation of the plants, the Company entered into a sale-leaseback arrangement with the finance company in exchange for cancellation of the related $60,000,000 note payable. A lease agreement was entered into with the purchaser for a period of 20 years, with basic rent to be paid monthly pursuant to a lease schedule. Additional rent is required to be paid based on distributable cash as defined in the escrow agreement. The lease has renewal options of five years or the remaining period on any related agreements for power or related geothermal agreements. The Company has entered into a power purchase agreement for the sale of electricity to an Investor Owned Utility for a period of 30 years. The Company has an option to purchase the facilities on the last day of the lease term, based on the fair market value of the property.

      The leaseback has been accounted for as an operating lease. The gain of $339,264 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

      Based on geothermal leases, the Company pays royalties on the power revenues generated by the facilities of between 3.5% and 4.0%.

NOTE 8 - INCOME TAXES

      The provisions for income taxes consisted of the following amounts:

                                           Year Ended June 30,
                                           1995           1994
Current:
  Federal                            $  157,471        $  337,846

Deferred:
  Federal                                (8,000)           43,152

Total Income Tax Provision           $  149,471        $  380,998

Deferred taxes result from temporary differences in the recognition of income and expense for income tax reporting and financial statement reporting purposes. Deferred benefit of $8,000 for the year ending June 30, 1995 and deferred expense of $43,152 for the year ended June 30,


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Continued)

NOTE 8 - INCOME TAXES (Continued)

1994 are the result of timing differences in the recording of the deductions for intangible drilling costs and the sale of the plant. The Company has recorded a net deferred income tax liability in the accompanying balance sheets as follows:

                                                         June 30,
                                                   1995              1994
      Net operating losses                      $        -        $   21,400
      Future taxable temporary
        differences related to
        depreciation and amortization             (827,600)         (806,400)
      Future deductible temporary
        differences related to
        alternative minimum tax
        credit carryforward                        300,400           249,800
      Future deductible energy tax
        credit                                     112,200           112,200

      Net deferred income tax liability         $ (415,000)       $ (423,000)

      The differences between the effective income tax rate and the federal statutory income tax rate is presented below:

                                                   Year Ended June 30,
                                                   1995              1994
      Provision at the federal
        statutory rate of 34 percent            $  107,745        $  258,334
      Nondeductible expenses                           421               402
      Alternative Minimum Tax                       50,210            79,110
      Deferred tax expense (benefit)                (8,000)           43,152
      Surtax exemption                                (905)                -

      Total income tax provision                $  149,471        $  380,998

NOTE 9 - CONTRACTS SUBJECT TO RENEGOTIATION

      A contractor was hired to construct the facilities known as Steamboat II and Steamboat III for a contracted price subject to certain adjustments.

      The terms of the contract provide that after completion and prior to acceptance of the project the amount due and payment schedule under the 12% subordinated note payable are subject to renegotiation.
Included in the financial statements are restricted cash, subordinated


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Continued)

NOTE 9 - CONTRACTS SUBJECT TO RENEGOTIATION (Continued)

note payable and retention payable which were all subject to adjustment. On September 20, 1994 the Company entered into a settlement agreement whereby the subordinated notepayable was converted to a 6% note payable in monthly installments due September 15, 2009.

NOTE 10 - GAIN CONTINGENCY

      A condemnation action was filed by the State of Nevada in order to condemn approximately 15 acres of land for use as a highway and/or interchange. The condemned 11.72 acre tract is part of a parcel of land owned by the Guisti family on which Steamboat has a geothermal lease. The State has paid $135,000 as compensation for its taking of the land. Steamboat has counterclaimed against the State, asserting that the condemnation has and will damage Steamboat in amounts exceeding $10,000,000. Steamboat has also cross-claimed against the other defendants for declaratory relief in order to ensure that any compensation paid bythe State is fairly apportioned among the several defendants. Chances for settlement appear to be good at this time, due to recent mediation and settlement discussions in which the State has offered to pay between $1.5 and $2 million in compensation to be divided among all defendants. The Company is proceeding to arbitration to determine the exact figure to be paid. An unfavorable outcome in this case is unlikely. The amount of potential loss is zero. Following arbitration, the remainder of the issues in the case are set for trial beginning October 30, 1995.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None
                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

            The Partnership has no executive officers. Its business affairs are managed by its General Partner, Far West Capital, and, until they resigned as General Partners effective January 1, 1995, the following individuals, who are also 80% shareholders of Far West Capital:

            ALAN O. MELCHIOR, Chairman and Director of Far West Capital until March 19, 1996, age 49. Mr. Melchior was a founder of Far West Capital, which was organized in May, 1983. He was its President from its inception to March 19, 1996. From December, 1981 to May, 1983, he was an account executive with Westlake Securities, Inc., of Angora Hills, California. Mr. Melchior received a B.S. in business from Brigham Young University in 1971 and an M.B.A. degree from the University of Utah in 1974.

            THOMAS A. QUINN, Vice President, General Counsel and Director of Far West Capital, age 60. Mr. Quinn was also a founder of Far West Capital. Since February, 1985, Mr. Quinn has been serving full-time in his capacities with Far West Capital. From 1968 to February, 1985, he was engaged in the private practice of law in Salt Lake City, Utah. He received a B.S. degree in political science from Brigham Young University in 1959, and a Juris Doctor, with honors, from George Washington University Law School in 1963.


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

      The action filed against the Partnership, Far West Capital, Inc., Alan O. Melchior, previously a General Partner until his resignation effective January 1, 1995, and others on December 7, 1992 by the Arizona Corporation Commission and reported in the December 31, 1992 Form 10-K and the December 31, 1993 Form 10-K has been settled pursuant to a cease and desist order without any expense to the Partnership.

Item 10.    Executive Compensation.

      Pursuant to the Amended and Restated Agreement of Limited Partner-ship of Far West Electric Energy Fund, L.P., as consideration for providing management services to the Partnership, the General Partner is entitled to the following compensation: (i) a one percent (1%) interest in the profits, losses, and net income of the Partnership; (ii) Units equal to five percent (5%) of the Units outstanding, to be increased proportionately if and as additional Units are issued in the future;
(iii) if and when Units are listed for public trading, or the Limited Partners have received an amount equal to their capital contributions to the Partnership (reduced by the amount of tax credits allocated to the Limited Partners) together with a sum equal to a cumulative annual return of 8%, the General Partner shall receive additional Units equal to ten percent (10%) of the Units outstanding, and a total of 15% of any new Units issued. The General Partner may receive compensation in connection with the purchase of projects from the General Partner or its affiliates, and provision of services to the Partnership which are normally provided by outside consultants, provided any such payments are competitive with charges for similar projects or services.

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

            For the years ended December 31, 1995, December 31, 1994 and December 31, 1993 Far West Capital was entitled to receive $98,000, $123,000 and $223,000 respectively as reimbursement for allocable administrative costs and services rendered and direct expenses in connection with the above matters. During 1995 the Partnership paid nothing toward these amounts, leaving the amount of $671,000 still due to Far West Capital for these unpaid costs, services, and expenses.

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.

      Security Ownership of Certain Beneficial Owners

            The Partnership is not aware of any beneficial owner of more than five percent interest in the Partnership other than the General Partner. The General Partner owns 5.14% of the Partnership in Limited Partnership Units and a 1% General Partner interest.

      Security Ownership of Management

            As of March 15, 1996 the General Partner owns the following interest in the Partnership:

                      Name of
 Title of Class     Beneficial Owner   Ownership     %

 Limited Partner- Far West Capital      530         5.14%
 ship Units                            Limited
                                       Partnership
                                       Units

 General Partner  Far West Capital    Certificate
 Interest                             of General
                                      Partner's
                                      Interest       1%

                              Total                6.14%

Item 12.    Certain Relationships and Related Transactions.

      General Partner's Compensation and Reimbursement

            Far West Capital is entitled to receive certain compensation and reimbursement under the terms of the Amended and Restated Partnership Agreement. See "Item 11. Executive Compensation" as to amounts paid to the General Partner in 1995.

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

            As consideration for the sale of the 1-A Plant rights to 1-A Enterprises, the Partnership received a royalty interest in the net operating income of the 1-A Plant. Such royalties equaled 15% in 1995. This amounted to $87,000 earned by the Partnership.

            In addition the Partnership is paid an amount equivalent to the net profit that would be realized by the Partnership if the 1-A Plant were bearing 150 KW of parasitic power load (power consumed by the Plant itself). In 1995 this amounted to $58,000 received by the Partnership.

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

      Loans From General Partner

      During the past 5 years the General Partner made unsecured loans to the Partnership to help the Partnership meet its financial obligations. The loans accrue interest at 13% and are payable upon demand. As of December 31, 1995, 1994 and 1993 loans from General Partners totaled $1,117,000, $1,005,000, and $922,000 respectively.

                                       PART IV

Item 13.    Exhibits and Reports on Form 10-K.

(a) 1.      The following financial statements are included in Part II,
            Item 7;
                                                                         Page

      Independent Auditors' Report                                        18

      Financial Statements:

        Balance Sheets, December 31, 1995 and 1994                        19

        Statements of Operations, Years ended                             21
         December 31, 1995, 1994, and 1993

        Statements of Partners' Capital, Years ended                      22
         December 31, 1995, 1994, and 1993

        Statements of Cash Flows, Years ended                             23
         December 31, 1995, 1994, and 1993

        Notes to Financial Statements                                     25

        Accountants' Compilation Report                                   36

        Unaudited Consolidated Balance Sheet of the
         General Partner, Far West Capital, Inc.                          37

        Notes to the Unaudited Consolidated Balance Sheet
         of the General Partner, Far West Capital, Inc.                   39

      2. The following financial schedules for the period from January 1, 1994, to December 31, 1995, are submitted herewith.

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3.    Exhibits:

      The following exhibits are included as part of this report:

           SEC
Exhibit   Reference
Number    Number                      Title of Document                Location

Item 3.                 Articles of Incorporation and Bylaws
3(a)        3     Certificate and Agreement of Limited Partner-    Incorporated
                  ship of Far West Electric Energy Fund, L.P.      by Reference
                  filed with the Delaware Secretary of State on December 20, 1988 (Steamboat Springs Project).
                  (Incorporated by reference to Exhibit 10(ab) filed with Form 10-K for the fiscal year ended
                  December 31, 1988.)

3(b)        3     Amendment to Certificate and Agreement of       Incorporated
                  Limited Partnership of Far West Electric        by Reference
                  Energy Fund, L.P.

Item 4.           Instruments Defining the Rights of Security
                  Holders                                         Incorporated
4           4      See Exhibit (3)(a) with respect to rights of   by Reference
                   Limited Partners.

Item 10.                Material Contracts
10(a)       10    Purchase Agreement (Steamboat Springs--form-      Incorporated
                  erly "Sierra Pacific"--Project).  (Incorp-        by Reference
                  orated by reference to Exhibit 10(a) filed with Form 8 dated June 20, 1986.)

10(b)       10    Offset Agreement (Steamboat Springs Project).
      Incorporated
                    (Incorporated by reference to Exhibit 10(b)    by Reference
                  filed with Form 8, dated June 20, 1986.)

10(c)       10    Agreement for the Purchase and Sale of Elec-      Incorporated
                  tricity (Steamboat Springs Project).  (In-        by Reference
                  corporated by reference to Exhibit 10(c) filed with Form 8 dated June 20, 1986.)

10(d)       10    Memorandum of Lease, Assignment of Lease, and     Incorporated
                  Purchase Agreement (Steamboat Springs Project).   by Reference
                  (Incorporated by reference to Exhibit 10(d) filed with Form 8 dated June 20, 1986.)

10(e)       10    Operating Agreement (Steamboat Springs Pro-       Incorporated
                  ject).  (Incorporated by reference to Exhibit     by Reference
                  10(e) filed with Form 8 dated June 20, 1986.)

10(f)       10    Demand Note (Steamboat Springs Project).          Incorporated
                  (Incorporated by reference to Exhibit 10(f)       by Reference
                  filed with Form 8 dated June 20, 1986.)

10(g)       10    Assignment and Security Agreement (Steamboat      Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit 10(g) filed with Form 8 dated June
                  20, 1986.)

10(h)       10    Accommodation Agreement (Steamboat Springs        Incorporated
                  Project).  (Incorporated by reference to          by Reference
                  Exhibit 10(h) filed with Form 8 dated June
                  20, 1986.)

10(i)       10    Leasehold Trust Deed (Steamboat Springs Pro-      Incorporated
                  ject).  (Incorporated by reference to Exhibit     by Reference
                  10(i) filed with Form 8 dated June 20, 1986.)

10(j)       10    Construction Loan Agreement (Steamboat            Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit 10(j) filed with Form 8 dated
                  June 20, 1986.)

10(k)       10    Consents to Assignment of Geothermal Re-          Incorporated
                  sources Lease and Agreement for the Purchase      by Reference
                  and Sale of Electricity (Steamboat Springs
                  Project).  (Incorporated by reference to
                  Exhibit 10(k) filed with Form 8 dated
                  June 20, 1986.)

10(l)       10    Construction Agreement (Steamboat Springs         Incorporated
                  Project).  (Incorporated by reference to          by Reference
                  Exhibit 10(l) filed with Form 8 dated June
                  20, 1986.)

         10(m)10Assignment of Construction Agreement (Steam-      Incorporated
                  boat Springs Project).  (Incorporated by          by Reference
                  reference to Exhibit 10(m) filed with Form 8 dated June 20, 1986.)

10(n)       10    Promissory Note ($7.1 Million) (Steamboat         Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit 10(n) filed with Form 8 dated
                  June 20, 1986.)

10(o)       10    Purchase Agreement (Steamboat Springs Pro-        Incorporated
                  ject).  (Incorporated by reference to Exhibit     by Reference
                  10(o) filed with Form 8 dated June 20, 1986.)

10(p)       10    Amendment to Agreement for Purchase and Sale      Incorporated
                  of Electricity Between Far West Hydroelectric     by Reference
                  Fund, Ltd. and Sierra Pacific Power Company
                  (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(p) filed with Form
                  10-K for the fiscal year ended December 31, 1986.)

10(q)       10    Location and Occupancy Agreement (Steamboat       Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit 10(q) filed with Form 10-K for the fiscal year ended December 31, 1986.)

10(r)       10    Insurance Policy (Steamboat Springs Project).     Incorporated
                  (Incorporated by reference to Exhibit 10(r)       by Reference
                  filed with Form 10-K for the fiscal year ended
                  December 31, 1986.)

10(s)       10    Insurance Policy (Crystal Springs Project).       Incorporated
                  (Incorporated by reference to Exhibit 10(s)       by Reference
                  filed with Form 10-K for the fiscal year ended December 31, 1986.)

10(t)       10    Certificate of Insurance (Crystal Springs         Incorporated
                  Project).  (Incorporated by reference to          by Reference
                  Exhibit 10(t) filed with Form 10-K for the fiscal year ended December 31, 1986.)

10(u)       10    Memorandum of Agreement Regarding Crystal         Incorporated
                  Springs Lease (Crystal Springs Project).          by Reference
                  (Incorporated by reference to Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended
                  September 30, 1987.)

10(v)       10    Steamboat Springs Geothermal Hydroelectric        Incorporated
                  Plant Loan Agreement and Security Agreement       by Reference
                  (Steamboat Springs Project). (Incorporated by reference to Exhibit 6.(a)(2) filed with Form 10-Q for the quarter ended September
                  30, 1987.)

10(w)       10    Letter of Intent to Purchase Steamboat            Incorporated
                  Springs 1-A Project (Steamboat Springs            by Reference
                  Project).  (Incorporated by reference to

                  Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended June 30, 1987.)


10(x)       10    Restated Operation and Maintenance Agreement,     Incorporated
                  Purchase Option Agreement, Promissory Note,       by Reference
                  Credit Agreement, Security Agreement, Mortgage,
                  Assignment of Contract Rights, and Security
                  Agreement, and Collateral Assignment of Water
                  Rights (Steamboat Springs Project). (Incorp-orated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 1988.)

10(y)       10    Amendment to Steamboat Springs Geothermal        Incorporated
                  Hydroelectric Plant Security Agreement            by Reference
                  (Steamboat Springs Project). (Incorporated by reference to Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended September
                  30, 1988.)

10(z)       10    Agreement re Acquisition of 1-A Expansion to      Incorporated
                  the Steamboat Nevada Geothermal Power Plant       by Reference
                  (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(w) filed with Form
                  10-K for the fiscal year ended December 31, 1987.)

10(aa)      10    1-A Assignment to the Partnership of Piping       Incorporated
                  and Valves necessary to carry Geothermal          by Reference
                  fluids to and from the Steamboat Springs
                  Geothermal power plants to the 1-A Expansion
                  Facility, dated January 18, 1989 (Steamboat
                  Springs Project). (Incorporated by reference to Exhibit 10(ac) filed with Form 10-K for the fiscal year ended December 31, 1988.)

10(ab)      10    Second Amendment to Geothermal Resources          Incorporated
                  Lease between Sierra Pacific Power Company        by Reference
                  and Far West Hydroelectric Fund, Ltd.,
                  dated October 29, 1988 (Steamboat Springs
                  Project).  (Incorporated by reference to
                  Exhibit 10(ad) filed with Form 10-K for
                  the fiscal year ended December 31, 1988.)

10(ac)      10    Geothermal Resources Sublease between Far         Incorporated
                  West Hydroelectric Fund, Ltd. and Far West        by Reference
                  Capital, Inc., dated October 28, 1988 (Steam-boat Springs Project). (Incorporated by reference to Exhibit 10(ae) filed with Form
                  10-K for the fiscal year ended December 31, 1988.)

10(ad)      10    Purchase Option Agreement between Crystal         Incorporated
                  Springs Hydroelectric Company and BPC, dated      by Reference
                  July 7, 1988 (Crystal Springs Project).
                  (Incorporated by reference to Exhibit 19(a) filed with Form 10-K for the fiscal year ended December 31, 1988.)

10(ae)      10    Restated Operation and Maintenance Agreement      Incorporated
                  between Crystal Springs Hydroelectric Company     by Reference
                  and BPC, dated July 7, 1988 (Crystal Springs
                  Project).  (Incorporated by reference to

                  Exhibit 19(b) filed with Form 10-K for the fiscal year ended December 31, 1988.)

10(af)      10    Term Loan Agreement with Westinghouse Credit      Incorporated
                  Corporation dated December 28, 1989 (Steamboat    by Reference
                  Springs Project). Incorporated by reference to Exhibit 7.(c)(1) filed with Form 8-K dated
                  January 17, 1990.)

10(ag)      10    Note in the principal amount of $400,000 to       Incorporated
                  1-A Enterprises (Steamboat Springs Project).      by Reference
                  (Incorporated by reference to Exhibit 7.(c)(2) filed with Form 8-K dated January 17, 1990.)

10(ah)      10    The following Exhibits relate to the Westing-     Incorporated
                  house Loan financing on the Steamboat Springs     by Reference
                  Project:

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

10(ai)      10    Third Amendment to Geothermal Resources Lease     Incorporated
                  (Steamboat Springs Project).  (Incorporated       by Reference
                  by reference to Exhibit (10) (ai) filed with Form 10-K for the fiscal year ended December
                  31, 1989.)

10(aj)      10    Amended Memorandum of Lease (Steamboat            Incorporated
                  Springs Project).  (Incorporated by ref-          by Reference
                  erence to Exhibit 10-K for the fiscal year ended December 31, 1989.)

10(ak)      10    Revised and Restated Geothermal Resources         Incorporated
                  Sublease (Steamboat Springs Project).             by Reference
                  (Incorporated  by reference to Exhibit (10)
                  (ak) filed with Form 10-K for the fiscal year ended December 31, 1989.)

10(al)      10    Memorandum of Revised and Restated Geothermal     Incorporated
                  Resources Sublease (Steamboat Springs Project).   by Reference
                  (Incorporated by reference to Exhibit (10)
                  (al) filed with Form 10-K for the fiscal year ended December 31, 1989.)


10(am)      10    Amendment to Operating Agreement (Steamboat       Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit (10) (am) filed with Form 10-K for the fiscal year ended December 31, 1989.)

10(an)      10    Compromise Agreement (Steamboat Springs Pro-      Incorporated
                  ject).  (Incorporated by reference to Exhibit     by Reference
                  (10) (an) filed with Form 10-K for the fiscal year ended December 31, 1989.)

10(ao)      10    Agreement Re Disputed Invoice and Interest        Incorporated
                  Due Under Steamboat 1 Operating Agreement         by Reference
                  (Steamboat Springs Project). (Incorporated by reference to Exhibit (10) (ao) filed with Form 10-K for the fiscal year ended December
                  31, 1989.)

10(ap)      10    Agreement for Services (Steamboat Springs).       Incorporated
                  (Incorporated by reference to Exhibit 10          by Reference
                  filed with Form 10-Q for the quarter ended
                  June 10, 1990.)


10(aq)      10    Revised Agreement for Services (Steamboat         Incorporated
                  Springs) (Incorporated by reference to Ex-        by Reference
                  hibit 10 (a) filed with Form 10-Q for the quarter ended June 30, 1990.)

10(ar)      10    Revised Operating Agreement (Steamboat            Incorporated
                  Springs).  (Incorporated by reference to          by Reference
                  Exhibit 10 (b) filed with Form 10-Q for the quarter ended June 31, 1990.)

10(as)      10    Waiver Operating Agreement (Steamboat             Incorporated
                  Springs).  (Incorporated by reference to          by Reference
                  Exhibit 10(b) filed with Form 10-Q for the quarter ended June 30, 1990.)

10(at)      10    First Amendment to collateral Assignment          Incorporated
                  (Steamboat Springs).  (Incorporated by ref-       by Reference
                  erence to Exhibit (10) (qt) filed with Form
                  10-K for the fiscal year ended December 31, 1990.)

10(au)      10    First Amendment to Security Agreement (Steam-     Incorporated
                  boat Springs).  (Incorporated by reference to     by Reference
                  Exhibit (10) (au) filed with Form 10-K for the fiscal year ended December 31, 1990.)

10(av)      10    Fifth Amendment to Escrow Agreement (Steam-       Incorporated
                  boat Springs).  (Incorporated by reference to     by Reference
                  Exhibit (10) (av) filed with Form 10-K for the fiscal year ended December 31, 1990.)

10(aw)      10    Assignment of Ownership (Steamboat Springs).      Incorporated
                  (Incorporated by reference to Exhibit (10)(aw)    by Reference
                  filed with Form 10-K for the fiscal year ended
                  December 31, 1991).

10(ax)      10    Crystal Springs Agreement (Crystal Springs        Incorporated
                  Project).  (Incorporated by reference to Ex-      by Reference
                  hibit (10)(a) filed with Form 10-Q for the quarter ended June 30, 1992).

10(ay)      10    Award of Arbitrators (Steamboat Springs Pro-      Incorporated
                  ject).  (Incorporated by reference to Exhibit     by Reference
                  (10)(a) filed with Form 10-Q for the quarter ended September 30, 1992).

10(az)      10    Agreement (Crystal Springs Project).  (In-        Incorporated
                  corporated by reference to Exhibit (10) (a)       by Reference
                  filed with Form 10-K for the fiscal year ended
                  December 31, 1992).

10(aaa)     10    Mutual Release Agreement (Crystal Springs         Incorporated
                  Project).  (Incorporated by reference to Ex-      by Reference
                  hibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aab)     10    Extension and Modification Agreement (Crystal     Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aac)     10    Amendment to Mortgage (Crystal Springs Pro-       Incorporated
                  ject).  (Incorporated by reference to Exhibit     by Reference
                  (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aad)     10    Amendment to Security Agreement (Crystal          Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aae)     10    Operation and Maintenance Agreement (Crystal      Incorporated
                  Springs Project).  (Incorporated by reference     by Reference
                  to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aaf)     10    Mutual Satisfaction of Arbitration Award          Incorporated
                  (Steamboat Springs Project).  (Incorporated       by Reference
                  by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December
                  31, 1992).

10(aag)     10    Second Extension Agreement (Crystal Springs       Incorporated
                  Project).                                         by Reference

10(aah)     10    Agreement (Crystal Springs Project).              Incorporated
                                                                    by Reference

10(aai)     10    Purchase and Sale Agreement (Crystal Springs      Incorporated
                  Project).                                         by Reference

10(aaj)     10    Bill of Sale (Crystal Springs Project).           Incorporated
                                                                    by Reference

10(aak)     10    Release of All Claims (by Lessor) (Crystal        Incorporated
                  Springs Project).                                 by Reference

10(aal)     10    Consent to Assignment (Crystal Springs            Incorporated
                  Project).                                         by Reference

10(aam)     10    Consent and Agreement (Crystal Springs            Incorporated
                  Project).                                         by Reference

10(aan)     10    Assignment of Interest (Crystal Springs           Incorporated
                  Project).                                         by Reference

10(aao)     10    Certificate As To Fulfillment of Crystal          Incorporated
                  Springs Hydroelectric Company ("Seller")          by Reference
                  and Obligations (Crystal Springs Project).

10(aap)     10    Certificate As To Fulfillment of Crystal          Incorporated
                  Springs Hydroelectric, L.P. ("Purchaser")         by Reference
                  Conditions (Crystal Springs Project).

10(aaq)     10    Release of all claims (by Crystal Springs         Incorporated
                  Hydroelectric Company) (Crystal Springs           by Reference
                  Project).

10(aar)     10    Release of Security Agreement (Crystal            Incorporated
                  Springs Project).                                 by Reference

10(aas)     10    Third Extension and Modification Agreement        Incorporated
                  (Crystal Springs Project).                        by Reference

10(aat)     10    Amended and Substituted Promissory Note           Incorporated
                  (Crystal Springs Project).                        by Reference


10(aau)     10    Purchase and Sale Agreement and related           Incorporated
                  documents (Steamboat Springs Plant)               by Reference
                        (Incorporated by Reference to
                         preliminary Proxy materials filed
                         January 11, 1996)

Item 23.                Consents of Experts and Counsel
23(a)       23    Consent of Independent Public Accountants         Incorporated
                  (Robison Hill and Company).                       by Reference


      The Partnership agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

      (b)         No reports on Form 8-K were filed during the 4th
                  Quarter of 1995.

      (c) The exhibits listed in Item 14(a)(3) are incorporated by reference.

      (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  Registrant:  Far West Electric Energy Fund, L.P.
                       By:  Far West Capital, Inc.,
                                General Partner



DATE:      March 15, 1996    By: __/s/______________________
                                     Ronald E. Burch, President



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:      March 15, 1996   By: __/s/____________________________
                                     Ronald E. Burch, Director and
                                     Principal Executive Officer


DATE:      March 15, 1996   By: __/s/____________________________
                                    Alan O. Melchior, Director and
                                    Principal Financial Officer



DATE:      March 15, 1996   By: __/s/____________________________
                                    Thomas A. Quinn, Director


DATE:      March 15, 1996   By: __/s/____________________________
                                     Kenneth R. Beck, Director


DATE:      March 15, 1996   By: __/s/____________________________
                                     Jody Rolfson
                                     Principal Accounting Officer