Form 10KSB/A
period 1995-12-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-05-14
CIK 753767

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

                                                Total pages:   60
                                                Exhibit Index Page:   52



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

      It also provided for a mutual waiver of claims between the parties ("Mutual Release Agreement") and in addition provided for a $50,000 line of credit for use in repair of certain items of equipment for the Crystal Springs Plant for startup of operations in 1993 ("Repair Loan"). The Partnership also agreed therein to exercise its best efforts to sell the Crystal Springs Plant on or before December 1, 1993, the proceeds to be used in satisfying the Repair Loan and the $1,800,000 payoff of the Loan to the Bank. There were no amounts owing on the repair loan as of December 31, 1994 and February 28, 1995 (date of sale).

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

      In a Second Amendment to Geothermal Resources Lease provision was made to accommodate the 1-A Plant on the Steamboat Springs Plant's lease. A Geothermal Resources Sublease was entered into granting rights and defining terms and conditions for the sitting and operation of the 1-A Plant and setting forth a method of calculating royalty payments to be made to the Partnership. This Sublease was Revised and Restated on October 9, 1989.

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

      As shown in the financial statements for the year ended December 31, 1995, the Partnership's current liabilities exceed current assets by $6,595,000. Of this amount, $4,563,000 relates to the note default involving the Steamboat Springs Plant with WCC. This is more fully described under "Item 2. Properties".
Cumulative income for the three-year period ended December 31, 1995 amounted to $883,000 before extraordinary items. The General Partner is seeking to resolve the current liquidity concerns by taking steps to increase future production by improving maintenance and operation procedures and, if necessary, deferral of payment of general and administrative expenses to the General Partner. During 1995, 1994 and 1993 the General Partner made loans in the amounts of $112,000; $83,000; and $171,000 respectively in addition to deferring fees and administrative expenses of $98,000; $118,000 and $70,000 respectively. Partnership electric power revenue decreased in 1995 by 2% from 1994 and 14% from 1993. The general partner believes that 1995 revenues are representative of what can be expected in the future until the rate change becomes effective in December of 1996 at which time revenues will decrease drastically.

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

      The General Partner estimates that within approximately 40 days of the date of a favorable vote, the purchaser will transfer $1,200,000 ($50,000 deposit has already been received) to the Fund. As an incentive to the Limited Partners to vote in favor of the proposed sale, and contingent upon such approval, the General Partner will transfer to the purchaser all obligations owed by the Fund to the General Partner (as of December 31, 1995, approximately $2.3 million consisting of cash advances, interest on those cash advances and uncompensated services) and decline its share of the final liquidating distribution (1%) to which it is entitled as the General Partner and holder of 530 Limited Partner units (5.14%). The General Partner estimates that due in part to this combination of transfer of debt and declination of distribution it will be possible for the Limited Partners to receive approximately $33 per unit in liquidating distributions if the proposed transaction is consummated.

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

      In 1989 the Steamboat Springs Plant produced $2,564,000 in gross revenues which was $448,000 and $576,000 less than would have been received under the Ormat projected 42,000,000 and 43,800,000 kwh agreed to under the purchase agreement per year respectively. In 1990 the plant produced $2,765,000 in gross revenues which was an increase over 1989's revenues, but about $247,000 and $376,000 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. In 1991 the plant produced $2,791,000 in gross revenues which was $220,000 and $349,000 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. In 1992 the plant produced about $2,360,000 in gross revenues which was $651,400 and $780,460 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. The poor performance in 1992 was directly due to excessive equipment failures and breakdowns which resulted in plant downtime. In 1993 the Plant produced $2,625,000 in gross revenues which was an increase over 1992's revenues but about $386,391 and $515,451 less than would have been received under the projected 42,000,000 and 43,800,000 kwh per year respectively. This made 1993 a better than average year for revenues. In addition, during 1993 $424,000 was included in other revenues that was the result of a performance guarantee with the original developer. The performance guarantee and a related note payable to the developer were extinguished during 1993. In 1994 and 1995 revenues declined slightly and are more indicative of what can be expected until the rate change in December, 1996 at which time revenues will decline drastically. During 1995, operating expenses as a percentage of revenues increased from 62% in the prior year to 66%. The increase is primarily the result of increased maintenance and repairs during 1995.


      The following table shows the annual production for the Steamboat Springs Plant:


Year      $'s         KWH
1987  $2,352,000  32,797,000
1988  $2,591,000  36,142,000
1989  $2,564,000  35,760,000
1990  $2,765,000  38,563,000
1991  $2,791,000  38,926,000
1992  $2,360,000  32,915,000
1993  $2,625,000  36,611,000
1994  $2,564,000  35,767,000
1995  $2,529,000  35,270,000

      The Crystal Springs Plant produced power at approximately 51% of expected levels during 1987 and 1988, about 80%, 70%, 58% and 14% during 1989, 1990, 1991 and 1992, respectively, due chiefly to lower than normal precipitation in the Snake River Basin. In 1993 it produced a record 8,265,000 kwh for revenues of $537,000. This was a result of increased water flow resulting from greater precipitation and additional water released by the Twin Falls Canal Company as a result of the agreement with it. In 1994, due to the drought in southeastern Idaho, it was shut down for most of the year and produced 3,101,000 kwh for revenues of $163,000.00. See
Item 2. Properties herein. The Crystal Springs Plant was sold on March 16, 1995 (as described in Item 1 above) for $1,100,000 which was paid directly to first Security Bank to pay down the note secured by the Crystal Springs Plant. The Fund did not receive any proceeds from the sale.

      The 1-A Plant from which the Partnership receives royalties was put on line and began operations in December, 1988. That plant reached full scale production levels during the first quarter of 1989. The Partnership began to receive its 10% net operating royalty and pumping fee when the plant was accepted and commissioned during the first quarter of 1989. A total of $95,000, $94,000, $115,000, $102,000, $135,000, $144,000 and $145,000 in
royalties and pumping fees in the years ended December 31, 1989, 1990, 1991, 1992, 1993, 1994 and 1995 respectively, were paid to the Partnership from this plant.
Item 7.


     Financial Statements.

             Index to Financial Statements                               Page
                and Supplementary Data

              FAR WEST ELECTRIC ENERGY FUND, L.P.

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

              Schedule II, Valuation of Qualifying Accounts
               (All Required Information Reported in Note 2)


             FAR WEST CAPITAL, INC. (General Partner)

              Consolidated Balance Sheet (Unaudited)                     38

              Notes to the Consolidated Balance Sheet
               (Unaudited)                                               39










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



                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                                STATEMENTS OF INCOME


                                        FOR THE YEARS ENDED DECEMBER 31,
                                     1995            1994           1993
Revenues:
  Electric Power Revenues         $ 2,529,000     $ 2,728,000    $ 3,162,000
  Other Revenues                      145,000         151,000        622,000

     Total Revenues                 2,674,000       2,879,000      3,784,000

Expenses:
  Operations                        1,755,000       1,779,000      2,163,000
  Bad Debt Expense                          -               -         31,000
  General and Administrative:
    Professional Services              55,000          54,000         72,000
    General Partners - Related
      Party                            98,000         123,000        223,000

     Total General and
       Administrative                 153,000         177,000        295,000

     Total Expenses                 1,908,000       1,956,000      2,489,000

     Income From Operations           766,000         923,000      1,295,000

Other Income (Expense):
  Interest Income                      73,000          52,000         38,000
  Interest Expense                   (744,000)       (902,000)      (806,000)
  Loss on Sale of Property           (170,000)              -              -

     Net Other Expense               (841,000)       (850,000)      (768,000)

     Net Income (Loss)
       Before Extraordinary
       Item                           (75,000)         73,000        527,000

Extraordinary Item - Early
  Extinguishment of Debt              358,000               -        175,000

     Net Income                   $   283,000     $    73,000    $   702,000

     Net Income Per Limited
       Partnership Unit:

       Income Before Extraordinary
         Item                     $    (7.28)     $      7.08    $     51.14
      Extraordinary Item               34.74                -          16.98

      Net Income                  $    27.46      $      7.08    $     68.12










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

    The Partnership sold the Crystal Springs Project for $1,100,000, which was paid directly to First Security Bank to pay down the note secured by the Crystal Springs Project in accordance with the sales agreement dated February 28, 1995. In addition, the note referred to above was restructured as described in Note 13. A net gain on the sale of $188,000 has been reported in net income for December 31, 1995 as other income.


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




                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

      Certain amounts in 1994 and 1993 have been reclassified to conform with financial statement presentations adopted in 1995.

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

      As a term of the amended and restated Partnership agreement, the General Partner is entitled to 5 percent of the limited partnership units (Units) as compensation. Limited Partnership units for each of the three-year period ended December 31, 1995 are as follows:
                                            1995        1994        1993

      General Partner                          530         530         530
      Limited Partners                       9,776       9,776       9,776
            Total                           10,306      10,306      10,306

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

      During 1991, the Partnership assigned its 77% ownership in SB Geo, Inc. a Utah Corporation, to Alan O. Melchior and Thomas A. Quinn, two of the officers and owners of the General Partner of the Partnership. SB Geo, Inc. operates the Partnership's Steamboat Springs Thermal

                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

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

resolve the amount of the claim at this juncture, without certainty that Bonneville Pacific Corporation will succeed in confirming a plan of reorganization, since general unsecured claims cannot receive payment absent confirmation of a plan of reorganization. If and when a plan of reorganization is confirmed, it is expected that, post-confirmation, there will be a claims liquidation and resolution process, during which the claim of the partnership will be fixed by the bankruptcy court. The Chapter 11 reorganization proceeding of the Bonneville Pacific Corporation has been ongoing for some years. It is a large and complex proceeding. The success of the reorganization effort will turn in major part upon complex litigation which the trustee in the case, Roger Segal, has commenced against various parties in interest. Counsel for Mr. Segal, Vernon Hopkinson, estimates at the present time that this litigation may be concluded and a plan of reorganization proposed no earlier than year-end, 1997. As noted above, payment on account of general unsecured claims cannot occur unless and until a plan of reorganization is confirmed by the bankruptcy court. Mr. Hopkinson estimates at the present time that the size of the dividend to general unsecured creditors could be anywhere from 20 percent to payment in full, depending upon the outcome of the aforementioned litigation.

Nevada Department of Transportation

      The Department of Transportation of the State of Nevada ("NDOT") commenced action on 12/10/93 in the Second Judicial District Court of the State of nevada in and for the County of Washoe against the Partnership and others to obtain, for highway purposes, ownership of approximately 2.79 acres of the property owned by Sierra Pacific Power Company ("SPPC") at the extreme north of the land upon which the Steamboat Springs Plant is located pursuant to the SPPC lease. The Court entered an Order for occupancy of the condemned property on 12/29/93. The NDOT deposited the sum of $273,500 on 12/29/93; which remains on deposit as of 12/31/95. The Partnership is defending the action insofar as is necessary to protect a stand-by injection well located on the lease in the proximity of the land being taken and a monitoring well in an adjacent area which is being taken. It is presently negotiating a settlement which will leave the stand-by injection well and the Partnership's rights in and use thereof intact and available. The Partnership has constructed a new monitoring well and is attempting to recover the cost thereof from the State. The Partnership has an agreement in principle with the State relative to this reimbursement, the cost of which is approximately $5,000. That sum will likely be disbursed in May or June of 1996. The Partnership is also attempting to obtain a portion of the $273,500 offered and


                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 10 - LITIGATION (Continued)

deposited into Court by NDOT on 12/29/93 as compensation for the taking. SPPC is claiming all of such funds as the owner of the land. The Court has granted NDOT the right to possess and occupy the property while the amount of compensation to be finally awarded is being contested. WCC, the Partnership's principal creditor, has claimed that under the financing agreements with respect to the Steamboat Springs and 1-A Plants, all funds recovered from NDOT must be applied to reduce the principal balance of the loans outstanding. The funds will not likely be disbursed until the fourth quarter of 1996 or the first quarter of 1997, unless the Partnership, SPPC, and WCC reach some settlement before that time.

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

      The modification has resulted in a gain on early extinguishment of debt of $358,000.

      The net loss on sale of the Crystal Springs Project of $170,000 has been reported on the Statement of Income for the year ended December 31, 1995 as Other Income.

      At February 28, 1995, no amount was due on the $50,000 line of credit acquired in 1992 for use in repair of certain items of equipment for the Crystal springs Plant for start up operations in 1993.

      The following pro forma statement of operations give effect to the above events as if they had occurred on January 1, 1995:

















                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                                  DECEMBER 31, 1995
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


NOTE 13 - SALE OF CRYSTAL SPRINGS PROJECT (Continued)

PRO FORMA STATEMENT OF OPERATIONS


                                As Reported    Pro Forma
                                    in        Adjustments
                                Accompanying     For              Pro Forma
                                 Financial    Subsequent         Statement of
                                Statements      Events            Operations
REVENUES
  Electric Power Sales          $ 2,529,000   $         -        $ 2,529,000
  Other Revenues                    145,000             -            145,000

     Total Revenues               2,674,000      (163,000)         2,674,000

EXPENSES
  Interest                          671,000       (16,000)  (A)      655,000
  Depreciation                      613,000             -            613,000
  Royalty                           405,000             -            405,000
  Professional Services              54,000        (4,000)  (A)       50,000
  Administrative Services -
    General Partner                  98,000       (38,000)  (A)       60,000
  Amortization                       18,000             -             18,000
  Insurance                          47,000             -             47,000
  Maintenance                       583,000        (5,000)  (A)      578,000
  Taxes                              31,000             -             31,000
  Other                              59,000        (1,000)  (A)       58,000

     Total Expenses               2,579,000       (64,000)         2,515,000

     Net Income (Loss)
     Before Gain on Sale             95,000        64,000            159,000

     Gain on Sale of Crystal
     Springs Project               (170,000)            -           (170,000)

     Extraordinary Item - Early
       Extinguishment of Debt       358,000      (195,000)  (B)      163,000

     Net Income (Loss)          $   283,000   $  (131,000)       $   152,000

     Net Income (Loss) Per
     Limited Partnership Unit   $     27.46   $    (12.71)       $     14.75




A - Operating expenses attributable to Crystal Springs Project.

B - Accrued interest and expenses from January 1, 1995 through date of sale of Crystal Springs Project.


NOTE 14 - SUBSEQUENT EVENTS

Steamboat Springs Project

     The Fund has received a cash offer to sell substantially all of the assets of the Fund to U.S. Envirosystems, Inc. for $1,250,000. The sale would result in the termination of the Fund and distribution of the proceeds to limited partners of approximately $33 per limited partnership unit.




                               FAR WEST CAPITAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


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

















                               FAR WEST CAPITAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
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


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following significant accounting policies are followed by Far West Capital, Inc. in preparing and presenting the financial statements, and are presented to assist the users in understanding the financial statements.

Organization

      Far West Capital, Inc., a Utah corporation, was incorporated on May 9, 1983 to facilitate the financing and operation of geothermal and hydro-electric power plants. Far West Capital owns all the common stock of Steamboat Development Corp. (a Utah corporation), and 53% of the partners' equity in Twin Falls Hydro, Ltd. (a Utah limited partnership). In the accompanying financial statements, Far West Capital, Inc. and its subsidiaries are collectively referred to as "the Company". Far West Capital operates on a fiscal year of June 30.

Consolidation

      The accompanying consolidated financial statements include the accounts of Far West Capital, Inc. and its 50% or more owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investments in Partnerships

      Investments in partnerships consist primarily of non-marketable securities that are either partnerships or limited liability companies and are stated at cost that does not exceed estimated net realizable value. During 1995 and 1994, certain investments were written down to their estimated realizable value. Far West Capital, Inc. is the general partner for Far West Electric Energy Fund, L.P. for which it owns a 6% equity interest.

Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company's policy is that all investments with maturities of three months or less are considered cash equivalents.

NOTE 2 - RESTRICTED CASH

      The Company has entered into several agreements regarding the construction, financing, and sale-leaseback of two geothermal plants. Pursuant to these agreements monies have been set aside pending the


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                      Unaudited
                                     (Continued)

NOTE 2 - RESTRICTED CASH (Continued)

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








                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Unaudited)
                                     (Continued)

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




                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Unaudited)
                                     (Continued)

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


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Unaudited)
                                     (Continued)

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


                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Unaudited)
                                     (Continued)

NOTE 9 - CONTRACTS SUBJECT TO RENEGOTIATION (Continued)

note payable and retention payable which were all subject to adjustment. On September 20, 1994 the Company entered into a settlement agreement whereby the subordinated note payable was converted to a 6% note payable in monthly installments due September 15, 2009.

NOTE 10 - GAIN CONTINGENCY

      A condemnation action was filed by the State of Nevada in order to condemn approximately 15 acres of land for use as a highway and/or interchange. The condemned 11.72 acre tract is part of a parcel of land owned by the Guisti family on which Steamboat has a geothermal lease. The State has paid $135,000 as compensation for its taking of the land. Steamboat has counterclaimed against the State, asserting that the condemnation has and will damage Steamboat in amounts exceeding $10,000,000. Steamboat has also cross-claimed against the other defendants for declaratory relief in order to ensure that any compensation paid by the State is fairly apportioned among the several defendants. Chances for settlement appear to be good at this time, due to recent mediation and settlement discussions in which the State has offered to pay between $1.5 and $2 million in compensation to be divided among all defendants. The Company is proceeding to arbitration to determine the exact figure to be paid. An unfavorable outcome in this case is unlikely. The amount of potential loss is zero. Following arbitration, the remainder of the issues in the case are set for trial beginning October 30, 1995.






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

3(b)        3     Amendment to Certificate and Agreement of        Incorporated
                  Limited Partnership of Far West Electric         by Reference
                  Energy Fund, L.P.

Item 4.           Instruments Defining the Rights of Security      Incorporated
4           4     Holders See Exhibit (3)(a) with respect to       by Reference
                  rights of Limited Partners.

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


                  Registrant:  Far West Electric Energy Fund, L.P.
                       By:  Far West Capital, Inc.,
                                General Partner



DATE:      May 8, 1996               By: /s/
                                     Ronald E. Burch, President



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:      May 8, 1996               By: /s/
                                     Ronald E. Burch, Director and
                                     Principal Executive Officer


DATE:      May 8, 1996              By: /s/
                                    Alan O. Melchior, Director and
                                    Principal Financial Officer



DATE:      May 8, 1996              By:/s/
                                    Thomas A. Quinn, Director


DATE:      May 8, 1996               By:/s/
                                     Kenneth R. Beck, Director


DATE:      May 8, 1996               By:/s/
                                     Jody Rolfson
                                     Principal Accounting Officer