Form 10QSB
period 1996-03-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-05-16
CIK 753767

FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  March 31, 1996

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

Item 1.  Financial Statements


                    FAR WEST ELECTRIC ENERGY FUND, L.P.
                              Balance Sheets
                   December 31, 1995 and March 31, 1996
                                (Unaudited)

Assets                                  03/31/96        12/31/95

Utility plant:
   Plant in service                  $  15,999,000   $ 15,999,000
   Equipment                               613,000        588,000
   Construction in progress                118,000        118,000
   Accumulated depreciation             (5,536,000)    (5,377,000)

          Net utility plant             11,194,000     11,328,000

Restricted Marketable Securities         1,040,000      1,026,000

Other assets                               102,000        106,000

Current assets:
   Cash                                    257,000        263,000
   Receivables - Trade                     428,000        399,000
   Receivables - Other                       ---            6,000
   Prepaid Insurance                        39,000          4,000

          Total current assets             724,000        672,000

          Total assets               $  13,060,000   $ 13,132,000














                     The accompanying notes are an integral
                      part of these financial statements.


                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                                 Balance Sheets
                      December 31, 1995 and March 31, 1996
                                  (Unaudited)

     Partners' Capital and Liabilities  03/31/96    12/31/95

Partners' capital                    $  5,326,000  $ 5,140,000
Other liabilities                          ---         ---
Long-term debt:
 Long-term debt,
  excluding current portion               537,000      537,000
 Notes payable - Related party            176,000      188,000

Partners' capital and Long-term
 Liabilities                            6,039,000    5,865,000

Current liabilities:
 Current portion - Long-term debt       4,390,000    4,563,000
 Note payable - Related party           1,165,000    1,159,000
  Payable - Related party                 408,000      433,000
  Accrued Liabilities
   Operations                             313,000      402,000
   Royalties                              100,000       96,000
   Interest                               645,000      614,000

          Total current liabilities     7,021,000    7,267,000

          Total partners' capital
            and liabilities         $  13,060,000  $13,132,000





















                      The accompanying notes are an integral
                        part of these financial statements

                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Statements of Operations
                                  (Unaudited)

                                        For The   For The
                                        3 Months  3 Months
                                        Ended     Ended
                                        03/31/96  03/31/95

Revenues
  Electric power sales                  $ 838,000 $665,000
  Pumping charges                          11,000   11,000
  Royalty income                           22,000   23,000
  Interest income                          11,000   12,000
  Other income                             ---       ---

     Total Revenues                       882,000  711,000

Expenses
  Interest                                191,000  277,000
  Depreciation                            159,000  146,000
  Royalty                                 130,000  106,000
  Professional Services                    23,000   21,000
  Administrative services -
   general partner                         27,000   66,000
  Amortization                              4,000    4,000
  Insurance                                13,000   11,000
  Maintenance                             144,000  152,000
  Other                                     5,000   11,000

     Total Expenses                       696,000  794,000

  Net Income (Loss)
     Before Gain on Sale                  186,000  (83,000)

  Gain on Sale of Crystal
     Springs Project                      ---      188,000

  Net Income                            $ 186,000 $105,000











                     The accompanying notes are an integral
                      part of these financial statements.


                      FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Statements of Cash Flows
                   For the Three Months Ended March 31, 1996
                                  (Unaudited)

                                                03/31/96

Cash flows from operating activities:

Net income (loss)                            $  186,000
Adjustments for reconcile net loss to
net cash used in operating activities
     Depreciation and amortization              163,000
Change in assets and liabilities
     Decrease (increase) in receivables         (23,000)
     Decrease (increase) in prepaid insurance   (35,000)
     Decrease (increase) in other assets          4,000
     Decrease (increase) in restricted
       securities                               (14,000)
     Increase (decrease) in accounts
       payable and accrued expenses             (58,000)
     Increase (decrease) in amount due to
       general partner                          (19,000)

          Total Adjustments                      18,000

          Net cash provided by (used in)
            operating activities                204,000

Cash flows from investing activities:
     Purchase of plant and equipment            (25,000)
     Disposal of plant and equipment              ---

          Net cash provided by (used in)
            investing activities                (25,000)

Cash flows from financing activities:
     Payment of principal on long-term debt    (185,000)
     Issuance of Long-term debt                   ---

          Net cash provided by (used in)
            financing activities               (185,000)

Increase (decrease) in cash                      (6,000)
Cash at beginning of period                     263,000

Cash and Cash Equivalents
  at the end of the period                   $  257,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest $   51,000

                     The accompanying notes are an integral
                      part of these financial statements.


                      Far West Electric Energy Fund, L.P.

                                 March 31, 1996

                         Notes to Financial Statements


1.   Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

2.   Related Party Transactions

     Under the terms of the Partnership Agreement, the General Partner is allowed reimbursements of expenses incurred to manage the Partnership. For the three month periods ended March 31, 1995 and 1996, the Partnership accrued, but did not pay, fees and reimbursements to the general partner of $66,000 and $27,000 respectively.

3.   Long-term Debt

     In January 1990, the Partnership received the proceeds of an $8,000,000 non-recourse refinancing of its Steamboat Springs Project ("Project" or "Steamboat Springs Plant") with Westing house Credit Corporation ("WCC"). The WCC loan, which is secured by the Project assets including the resource lease, plant and equipment and related contract rights, bears interest at 11.5% per annum and must be repaid over ten years in 40 quarterly payments of principal and interest. This loan is currently in default, primarily because the loan reserves have not been maintained at required levels.

Item 2. Management's Discussion and Analysis of Results of Opera tions and Financial Condition.

          Overall electric power sales increased about 26% this past quarter as compared to the first quarter of 1995. This increase was due to a combination of factors; (1) fewer generator failures; (2) improvement in condensor fans; (3) the computer operating programs and (4) increased geothermal brine flows to the plant originating from a test well located on a lease adjacent to the lease on which the plant is located. Whether the plant will continue to receive those flows in the future is unknown at this time. Maintenance and repair costs this past quarter were about 5% lower than those of the first quarter of 1995 due to prior plant upgrades.

          The Steamboat Springs Plant is in compliance with environ mental and regulatory agencies.


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings since the Partnership's report on Form 10-KSB dated
December 31, 1995.

Item 5.   Other Information

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

     The General Partner has recently executed a contract on behalf of the Partnership with U.S. Envirosystems, Inc. (a Delaware corporation) to sell the Steamboat Springs Power Plant. The sale is conditioned on the approval of the Limited Partners. That Contract was attached to a draft proxy statement describing the details of the transaction, its tax effect and an opinion as to the fairness of the proposed transac tion, which has been submitted to the Securities and Exchange Commission for its review. See Exhibit 10(aau). It is anticipated that these materials will be mailed to the Limited Partners for their review and vote within thirty days. If the proposed sale of the Steamboat Springs Plant is approved the General Partner proposes to distribute all proceeds of the sale to limited partners (after payment of debts and accounts to third parties) and terminate the Partnership.

Item 6.   Exhibits and Reports on Form 8-K

     The Partnership did not file a report on Form 8-K during the three months ended March 31, 1996.

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


               Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                         General Partner



DATE:   May 15, 1996     By:   /s/
                              Thomas A. Quinn
                              Vice President



DATE:   May 15, 1996     By:   /s/
                              Jody Rolfson
                              Controller