Form 10QSB/A
period 1995-03-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-06-18
CIK 753767

FORM 10-QSB

 [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R.
26509]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB/A

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
                           (Unaudited)

Assets                                  03/31/95        12/31/94

Utility plant:
   Plant in service                  $  15,998,000   $ 18,716,000

   Equipment                               365,000        335,000
   Construction in progress                118,000        118,000
   Accumulated depreciation             (4,910,000)    (6,010,000)

          Net utility plant             11,571,000     13,159,000

Restricted Cash                          1,161,000      1,145,000

Other assets                               119,000        124,000

Current assets:
   Cash                                    258,000        278,000
   Receivables - Trade                     323,000        437,000
   Receivables - Other                           -          6,000
   Receivables - Related party             177,000        159,000
   Prepaid Insurance                        39,000         12,000

          Total current assets             797,000        892,000

          Total assets               $  13,648,000   $ 15,320,000














                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
                 December 31, 1994 and March 31, 1995
                              (Unaudited)

     Partners' Capital and Liabilities  03/31/95    12/31/94

Partners' capital                    $  4,961,000  $ 4,857,000
Other liabilities                               -      150,000
Long-term debt:
 Long-term debt, excluding current
 portion                                  537,000            -
 Notes payable - Related party            259,000      230,000

Partners' capital and Long-term
 Liabilities                            5,757,000    5,237,000

Current liabilities:
 Current portion - Long-term debt       5,145,000    7,140,000
 Note payable - Related party           1,042,000    1,043,000
  Payable - Related party                 721,000      573,000
  Accrued Liabilities
   Operations                             303,000      495,000
   Royalties                               85,000      220,000
   Interest                               595,000      612,000

          Total current liabilities     7,891,000   10,083,000

          Total partners' capital
            and liabilities         $  13,648,000  $15,320,000






















                The accompanying notes are an integral
                  part of these financial statements


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                                        For The     For The
                                        3 Months    3 Months
                                        Ended       Ended
                                        03/31/95    03/31/94

Revenues
  Electric power sales                  $ 665,000   759,000
  Pumping charges                          11,000    11,000
  Royalty income                           23,000    18,000
  Other income                                  -     7,000

     Total Revenues                       699,000   795,000

Expenses
  Depreciation                            146,000   159,000
  Royalty                                 106,000   119,000
  Professional Services                    21,000    29,000
  Administrative services -
   general partner                         66,000    47,000
  Amortization                              4,000     4,000
  Insurance                                11,000    14,000
  Maintenance                             152,000   112,000
  Other                                    11,000     2,000

     Total Expenses                       517,000   486,000

     Income From Operations               182,000   309,000

Other Income (Expense):
  Interest income                          12,000     6,000
  Interest                               (277,000) (241,000)
  Loss on Sale of Property               (170,000)        -

     Net Other Expense                   (435,000) (235,000)

     Net Income (Loss)
       Before Extraordinary Item         (253,000)   74,000

Extraordinary Item - Early
  Extinguishment of Debt                  358,000         -

  Net Income                            $ 105,000    74,000






                The accompanying notes are an integral
                  part of these financial statements.


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
               For the Three Months Ended March 31, 1995
                              (Unaudited)

                                               03/31/95   03/31/94
Cash flows from operating activities:
Net income (loss)                            $  105,000  $  74,000
Adjustments for reconcile net loss to
net cash used in operating activities
     Depreciation and amortization              150,000    163,000
     Loss on Sale of Property                   170,000          -
     Extraordinary Item - Early                (358,000)          -

       Extinguishment of Debt
Change in assets and liabilities
     Decrease (increase) in receivables         102,000      6,000
     Decrease (increase) in prepaid insurance   (27,000)   (24,000)
     Decrease (increase) in other assets          5,000      5,000
     Accrued Income Restricted Cash             (16,000)    (8,000)
     Increase (decrease) in accounts
       payable and accrued expenses             (75,000)  (138,000)
     Increase (decrease) in amount payable
       to Related Party                         148,000    108,000

          Total Adjustments                      99,000    112,000

          Net cash provided by (used in)
            operating activities                204,000    186,000

Cash flows from investing activities:
     Purchase of plant and equipment            (29,000)   (28,000)
     Disposal of plant and equipment                  -          -
          Net cash provided by (used in)
            investing activities                (29,000)   (28,000)

Cash flows from financing activities:
     Payment of principal on long-term debt    (195,000)  (174,000)
     Issuance of Long-term debt                       -          -

          Net cash provided by (used in)
            financing activities               (195,000)  (174,000)

Increase (decrease) in cash                     (20,000)   (16,000)
Cash at beginning of period                      278,000   280,000

Cash and Cash Equivalents
  at the end of the period                   $   258,000 $ 264,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest $   32,000  $  36,000

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

     Liquidity and financial condition remained relatively unchanged during the quarter ended March 31, 1995. However, as discussed in the annual report, the power contract is scheduled to change in the near future which may have a material adverse effect on the financial condition of the Fund. See the December 31, 1995 annual report for a more detailed discussion of the upcoming change in the power supply contract.

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


               Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                         General Partner



DATE:    June 17, 1996    By:    /s/
                              Thomas A. Quinn
                              Vice President



DATE:    June 17, 1996    By:    /s/
                              Jody Rolfson

                              Controller