Form 10QSB/A
period 1995-06-30
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-06-18
CIK 753767

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
                           (Unaudited)

Assets                                  06/30/95        12/31/94

Utility plant:
   Plant in service                  $  15,998,000   $ 18,716,000

   Equipment                               509,000        335,000
   Construction in progress                118,000        118,000
   Accumulated depreciation             (5,068,000)    (6,010,000)

          Net utility plant             11,557,000     13,159,000

Restricted Cash                          1,077,000      1,145,000

Other assets                               113,000        124,000

Current assets:
   Cash                                    246,000        278,000
   Receivables - Trade                     314,000        437,000
   Receivables - Other                           -          6,000
   Receivable - Related Party              238,000        159,000
   Prepaid Insurance                        28,000         12,000

          Total current assets             826,000        892,000

          Total assets               $  13,573,000   $ 15,320,000














                The accompanying notes are an integral
                  part of these financial statements.


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
                  December 31, 1994 and June 30, 1995
                              (Unaudited)

     Partners' Capital and Liabilities  06/30/95    12/31/94

Partners' capital                    $  4,702,000  $ 4,857,000
Other liabilities                          ---         150,000
Long-term debt:
 Long-term debt, excluding
  current portion                         537,000        0
 Notes payable - Related party            209,000      230,000

Partners' capital and Long-term
 Liabilities                            5,448,000    5,237,000

Current liabilities:
 Current portion - Long-term debt       4,955,000    7,140,000
 Note payable - Related party           1,066,000    1,043,000
  Payable - Related party                 787,000      573,000
  Accrued Liabilities
   Operations                             291,000      495,000
   Royalties                               84,000      220,000
   Interest                               942,000      612,000

          Total current liabilities     8,125,000   10,083,000

          Total partners' capital
            and liabilities         $  13,573,000  $15,320,000




















                The accompanying notes are an integral
                  part of these financial statements
                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                         For The     For The    For The     For The
                         3 Months    3 Months   6 Months    6 Months
                         Ended       Ended      Ended       Ended
                         06/30/95    06/30/94   06/30/95    06/30/94

Revenues
  Electric power sales   $ 635,000   660,000   $1,300,000   1,419,000
  Pumping charges           14,000    14,000       25,000      25,000
  Royalty income            18,000    17,000       41,000      35,000
  Other income                   -         -            -       7,000

     Total Revenues        667,000   691,000    1,366,000   1,486,000

Expenses
  Depreciation             158,000   161,000      304,000     320,000
  Royalty                  102,000   100,000      208,000     219,000
  Professional Services     20,000    10,000       41,000      39,000
  Administrative services -
   general partner          16,000    18,000       82,000      65,000
  Amortization               5,000     5,000        9,000       9,000
  Insurance                 12,000    14,000       23,000      28,000
  Maintenance              127,000   125,000      279,000     237,000
  Travel                         0         0            0           0
  Other                      4,000    13,000       15,000      15,000

     Total Expenses        444,000   446,000      961,000     932,000

  Income From Operations   223,000   245,000      405,000     554,000

Other Income (Expense):
  Interest Income           20,000    11,000       32,000      17,000
  Interest Expense        (504,000) (187,000)    (781,000)   (428,000)
  Loss-Sale of Property          -         -     (170,000)          -

  Net Other Expense       (484,000) (176,000)    (919,000)   (411,000)

  Net Income (Loss) Before
    Extraordinary Item    (261,000)   69,000     (514,000)    143,000

Extraordinary Item - Early
  Extinguishment of Debt         -         -      358,000           -


  Net Income             $(261,000) $ 69,000   $ (156,000)  $ 143,000


                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
               For the Three Months Ended June 30, 1995
                              (Unaudited)
                                                  06/30/95    06/30/94
Cash flows from operating activities:
Net income (loss)                                $ (156,000)$ 143,000
Adjustments to reconcile net loss to
net cash used in operating activities
     Depreciation and amortization                  313,000   329,000
     Loss on Sale of Property                       170,000        -
     Extraordinary Item - Early
       Extinguishment of Debt                      (358,000)        -
Change in assets and liabilities
     Decrease (increase) in receivables              95,000    59,000
     Decrease (increase) in prepaid insurance       (16,000)  (10,000)
     Decrease (increase) in other assets             11,000         -
     Accrued Income Restricted Cash                 (34,000)  (18,000)
     Increase (decrease) in accounts
       payable and accrued expenses                 144,000  (195,000)
     Increase (decrease) in amount payable
       to Related Party                             216,000   201,000
          Total Adjustments                         541,000   366,000
          Net cash provided by (used in)
            operating activities                    385,000   509,000

Cash flows from investing activities:
     Cash Draws - Restricted Cash                   102,000         -
     Purchase of plant and equipment               (174,000)  (91,000)
     Disposal of plant and equipment                      -         -
          Net cash provided by (used in)
            investing activities                    (72,000)  (91,000)

Cash flows from financing activities:
     Payment of principal on long-term debt        (345,000) (406,000)
     Issuance of Long-term debt                           -         -
          Net cash provided by (used in)
            financing activities                   (345,000) (406,000)

Increase (decrease) in cash                         (32,000)   12,000
Cash at beginning of period                         278,000   280,000

Cash and Cash Equivalents
  at the end of the period                        $ 246,000  $292,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest      $ 188,000  $253,000

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

     Liquidity and financial condition remained relatively unchanged during the quarter ended June 30, 1995. However, as discussed in the annual report, the power contract is scheduled to change in the near future which may have a material adverse effect on the financial condition of the Fund. See the December 31, 1995 annual report for a more detailed discussion of the upcoming change in the power supply contract.

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