Form 10QSB/A
period 1995-09-30
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-06-18
CIK 753767

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
                           (Unaudited)

Assets                             09/30/95        12/31/94

Utility plant:
   Plant in service                $15,998,000   $ 18,716,000
   Equipment                           590,000        335,000
   Construction in progress            118,000        118,000
   Accumulated depreciation         (5,226,000)    (6,010,000)

          Net utility plant         11,480,000     13,159,000

Restricted Cash                      1,012,000      1,145,000

Other assets                           110,000        124,000

Current assets:
   Cash                                193,000        278,000
   Receivables - Trade                 260,000        437,000
   Receivables - Other                       -          6,000
   Receivable - Related Party          238,000        159,000
   Prepaid Insurance                    16,000         12,000

          Total current assets         707,000        892,000

          Total assets           $  13,309,000   $ 15,320,000












                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
               December 31, 1994 and September 30, 1995
                              (Unaudited)

     Partners' Capital and Liabilities  09/30/95    12/31/94

Partners' capital                    $ 4,667,000   $ 4,857,000
Other liabilities                          ---         150,000
Long-term debt:
 Long-term debt, excluding
  current portion                        537,000             0
 Notes payable - Related party           203,000       230,000

Partners' capital and Long-term
 Liabilities                           5,407,000     5,237,000

Current liabilities:
 Current portion - Long-term debt      4,746,000     7,140,000
 Note payable - Related party          1,069,000     1,043,000
  Payable - Related party                784,000       573,000
  Accrued Liabilities
   Operations                            289,000       495,000
   Royalties                              76,000       220,000
   Interest                              938,000       612,000

     Total current liabilities         7,902,000    10,083,000

     Total partners' capital
       and liabilities             $  13,309,000   $15,320,000


















                The accompanying notes are an integral
                  part of these financial statements


                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                         For The    For The    For The   For The
                         3 Months   3 Months   9 Months  9 Months
                         Ended      Ended      Ended     Ended
                         09/30/95   09/30/94   09/30/95  09/30/94
Revenues
  Electric power sales   $ 494,000   $463,000 $1,794,000 1,882,000
  Pumping charges           22,000     20,000     47,000    45,000
  Royalty income            22,000     28,000     63,000    63,000
  Other income                   0          0          0     7,000

     Total Revenues        538,000    511,000  1,904,000 1,997,000

Expenses
  Depreciation             158,000    160,000    462,000   480,000
  Royalty                   82,000     72,000    290,000   291,000
  Professional Services      1,000      4,000     42,000    43,000
  Administrative services -
   general partner          13,000      8,000     95,000    73,000
  Amortization               4,000      4,000     13,000    13,000
  Insurance                 11,000     14,000     34,000    42,000
  Maintenance              164,000    129,000    443,000   366,000
  Travel                     7,000          0      7,000         0
  Taxes                      1,000          0      1,000         0
  Other                      6,000      3,000     21,000    18,000

     Total Expenses        447,000    394,000  1,408,000 1,326,000

  Income From Operations    91,000    117,000    496,000   671,000

Other Income (Expense):
  Interest income           18,000     14,000     50,000    31,000
  Interest                (143,000)  (237,000)  (924,000) (665,000)
  Loss-Sale of Property          -          -   (170,000)        -

  Net Other Expense       (125,000)  (223,000)(1,044,000) (634,000)

  Net Income (Loss) Before
    Extraordinary Item     (34,000) (106,000)   (548,000)   37,000

Extraordinary Item - Early
  Extinguishment of Debt         -         -     358,000         -

  Net Income             $ (34,000)$(106,000)  $(190,000) $ 37,000

                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
             For the Nine Months Ended September 30, 1995
                            (Unaudited)
                                               09/30/95    09/30/94
Cash flows from operating activities:
Net income (loss)                            $ (190,000) $  37,000
Adjustments to reconcile net loss to
net cash used in operating activities
     Depreciation and amortization              475,000    493,000
     Loss on Sale of Property                   170,000          -
     Extraordinary Item - Early
       Extinguishment of Debt                  (358,000)         -
Change in assets and liabilities
     Decrease (increase) in receivables         183,000     78,000
     Decrease (increase) in prepaid insurance    (4,000)   (15,000)
     Decrease (increase) in other assets         14,000     14,000
     Accrued Income Restricted Cash             (49,000)   (30,000)
     Increase (decrease) in accounts
       payable and accrued expenses             157,000   (156,000)
     Increase (decrease) in amount payable
       to Related Party                         211,000    246,000
          Total Adjustments                     799,000    630,000
          Net cash provided by (used in)
            operating activities                609,000    667,000

Cash flows from investing activities:
     Cash Draws - Restricted Cash               182,000          -
     Purchase of plant and equipment           (255,000)  (106,000)
     Disposal of plant and equipment                  -          -
          Net cash provided by (used in)
            investing activities                (73,000)  (106,000)

Cash flows from financing activities:
     Payment of principal on long-term debt    (621,000)  (592,000)
     Issuance of Long-term debt                       -          -
          Net cash provided by (used in)
            financing activities               (621,000)  (592,000)

Increase (decrease) in cash                     (85,000)   (31,000)
Cash at beginning of period                     278,000    280,000

Cash and Cash Equivalents
  at the end of the period                   $  193,000  $ 249,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest $  205,000  $ 641,000

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

     Liquidity and financial condition remained relatively unchanged during the quarter ended September 30, 1995. However, as discussed in the annual report, the power contract is scheduled to change in the near future which may have a material adverse effect on the financial condition of the Fund. See the December 31, 1995 annual report for a more detailed discussion of the upcoming change in the power supply contract.

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