Form 10KSB/A
period 1995-12-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-06-18
CIK 753767

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/B

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

                                                Total pages:   59
                                                Exhibit Index Page:   51


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


      The General Partner estimates that within approximately 40 days of the date of a favorable vote, the purchaser will transfer $1,250,000 to the fund. As an incentive to the Limited Partners to vote in favor of the proposed sale, and contingent upon such approval, the General Partner will transfer to the purchaser all obligations owed by the Fund to the General Partner (as of December 31, 1995, approximately $2.3 million consisting of cash advances, interest on those cash advances and uncompensated services) and decline its share of the final liquidating distribution (1%) to which it is entitled as the General Partner and holder of 530 Limited Partner units (5.14%). The General Partner estimates that due in part to this combination of transfer of debt and declination of distribution it will be possible for the Limited Partners to receive approximately $33 per unit in liquidating distributions if the proposed transaction is consummated.


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

              Schedule II, Valuation of Qualifying Accounts
               (All Required Information Reported in Note 2)

             FAR WEST CAPITAL, INC. (General Partner)

             Consolidated Balance Sheet (Unaudited)                     38

             Notes to the Consolidated Balance Sheet
               (Unaudited)                                              40













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

                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                        FOR THE YEARS ENDED DECEMBER 31,
                                     1995            1994           1993
Cash Flows From Operating
Activities:

Net Income (Loss)                 $   283,000     $    73,000    $   702,000
Adjustments to Net Income (Loss):
  Depreciation and Amortization       613,000         661,000        716,000
  Loss on Sale of Property            170,000               -              -
  Extraordinary Item - Early
    Extinguishment of Debt           (358,000)              -       (175,000)
  (Increase) Decrease in
    Receivables                       (41,000)       (124,000)       (59,000)
  (Increase) Decrease in Prepaid
    Insurance                          (1,000)              -         (9,000)
  (Increase) Decrease in Other
    Assets                             18,000          18,000         18,000
  Accrued Income Restricted Cash      (63,000)        (43,000)       (31,000)
  Increase (Decrease) in Accrued
    Liabilities                        41,000         120,000       (234,000)
  Increase (Decrease) in
    Amount Due to General
    Partner                            98,000         100,000        214,000

     Total Adjustments                477,000         732,000        440,000

  Net Cash Provided by
    Operating Activities              760,000         805,000      1,142,000


Cash Flows From Investing
Activities:
  Cash Draws Restricted Cash          181,000               -        207,000
  Transfers to Restricted Cash              -               -       (205,000)
  Capital Expenditures               (253,000)       (139,000)      (222,000)

  Net Cash Provided by (Used)
    in Investing Activities           (72,000)       (139,000)      (220,000)


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

    The Partnership sold the Crystal Springs Project for $1,100,000 which was paid directly to First Security Bank to pay down the note secured by the Crystal Springs Project in accordance with the sales agreement dated February 28, 1995. In addition, the note referred to above was restructured as described in Note 13. A net loss on the sale of $170,000 has been reported in net income for December 31, 1995 as other income, and gain on early extinguishment of debt of $358,000 has been reported as an extraordinary item for December 31, 1995.

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

NOTE 2 - UTILITY PLANT

      Plant in service consists of the following at December 31, 1995 and
1994:
                                                             Estimated
                                     1995         1994      Useful Lives
Steamboat Springs Thermal
  Hydroelectric Power Plant       $15,599,000  $15,599,000  30 Years

Expansion Pipeline                    400,000      400,000   5 to 7 Years

Crystal Springs Hydroelectric
  Power Plant                               -    4,738,000  30 Years

Valuation Allowance                         -   (2,021,000)

                                  $15,999,000  $18,716,000


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










                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS

      Under the terms of the Partnership agreement, the general partner (Far West Capital, Inc.) is allowed various fees and reimbursements of expenses incurred to manage the Partnership. For each of the years in the three-year period ended December 31, 1995, the Partnership expensed the following amounts as cost reimbursements to the general partner:
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

      The following pro forma statement of operations give effect to the above events as if they had occurred on January 1, 1995:

















                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                                  DECEMBER 31, 1995
                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

NOTE 13 - SALE OF CRYSTAL SPRINGS PROJECT (Continued)

PRO FORMA STATEMENT OF OPERATIONS

                                As Reported    Pro Forma
                                    in        Adjustments
                                Accompanying     For              Pro Forma
                                 Financial    Subsequent         Statement of
                                Statements      Events            Operations
REVENUES
  Electric Power Sales          $ 2,529,000   $         -        $ 2,529,000
  Other Revenues                    145,000             -            145,000


     Total Revenues               2,674,000             -          2,674,000

EXPENSES
  Interest, Net                     671,000       (16,000)  (A)      655,000
  Depreciation                      613,000             -            613,000
  Royalty                           405,000             -            405,000
  Professional Services              54,000        (4,000)  (A)       50,000
  Administrative Services -
    General Partner                  98,000       (38,000)  (A)       60,000
  Amortization                       18,000             -             18,000
  Insurance                          47,000             -             47,000
  Maintenance                       583,000        (5,000)  (A)      578,000
  Taxes                              31,000             -             31,000
  Other                              59,000        (1,000)  (A)       58,000

     Total Expenses               2,579,000       (64,000)         2,515,000

     Net Income (Loss)          $    95,000   $    64,000        $   159,000

     Net Income (Loss) Per
     Limited Partnership Unit   $      9.22   $      6.21        $     15.43

A - Operating expenses attributable to Crystal Springs Project.

B - Accrued interest and expenses from January 1, 1995 through date of sale of Crystal Springs Project.

Nonrecurring Transactions

     The sale of the Crystal Springs Project has resulted in a loss of $170,000 and a gain on early extinguishment of debt of $358,000. These amounts are reported in the statement of Income for December 31, 1995.

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
  Common Stock 15 Shares authorized,
    11.2 5 shares issued and
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

                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                     (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

Investments in Partnerships


      Investments in partnerships consist primarily of non-marketable securities that are either partnerships or limited liability companies and are stated at cost that does not exceed estimated net realizable value. During 1995 and 1994, certain investments were written down to their estimated realizable value. Far West Capital, Inc. is the sole general partner for Far West Electric Energy Fund, L.P. for which it owns a 6% equity interest and over which it exercises significant control. The Company accounts for its investment in Far West Electric Energy Fund, L.P. (FWEEF) on the cost method.




                               FAR WEST CAPITAL, INC.
                        NOTES TO CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1995 AND 1994
                                      Unaudited
                                     (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 4 - FIXED ASSETS (Continued)

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


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

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


      The Company has made advances to various affiliated companies for the years ended June 30, 1995 and 1994 as follows:


                                  1995                       1994
                           FWEEF        Others        FWEEF        Others


Beginning  Balance      $1,579,000    $  384,501    $1,377,000    $  375,587

Gross Advances             209,000       191,068       202,000         8,914

Gross Repayments                 -             -             -             -

Ending Balance          $1,788,000    $  575,569    $1,579,000    $  384,501

Less Valuation
  Allowance              1,788,000       266,282     1,579,000       228,803

Net Advances to
  Affiliated            $        -       309,287             -       155,698
  Companies


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

                                       PART IV

Item 13.    Exhibits and Reports on Form 10-K.

(a) 1.      The following financial statements are included in Part II,
            Item 7;
                                                                         Page

      Independent Auditors' Report                                        18

      Financial Statements:

        Balance Sheets, December 31, 1995 and 1994                        19

        Statements of Operations, Years ended                             21
         December 31, 1995, 1994, and 1993

        Statements of Partners' Capital, Years ended                      22
         December 31, 1995, 1994, and 1993

        Statements of Cash Flows, Years ended                             23
         December 31, 1995, 1994, and 1993

        Notes to Financial Statements                                     25

        Unaudited Consolidated Balance Sheet of the
         General Partner, Far West Capital, Inc.                          38

        Notes to the Unaudited Consolidated Balance Sheet
         of the General Partner, Far West Capital, Inc.                   40

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


3(b)        3     Amendment to Certificate and Agreement of         Incorporated
                  Limited Partnership of Far West Electric          by Reference
                  Energy Fund, L.P.

Item 4.           Instruments Defining the Rights of Security       Incorporated
                  Holders                                           by Reference
4           4     See Exhibit (3)(a) with respect to rights of
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

DATE:      June 17, 1996   By: /s/
                                     Ronald E. Burch, Director and
                                     Principal Executive Officer


DATE:      June 17, 1996   By: /s/
                                    Alan O. Melchior, Director and
                                    Principal Financial Officer



DATE:      June 17, 1996   By:/s/
                                    Thomas A. Quinn, Director


DATE:      June 17, 1996   By:/s/
                                     Kenneth R. Beck, Director


DATE:      June 17, 1996   By:/s/
                                     Jody Rolfson
                                     Principal Accounting Officer