Form 10KSB/A
period 1995-12-31
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-07-30
CIK 753767

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/C

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

                                                Total pages:   58

                                            Exhibit Index Page:50




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

      The Partnership's two power plants were operated on a day-to-day basis by contract operators, Ormat, Inc. ("Ormat") through October 10, 1990, and by SB GEO, Inc. thereafter in the case of the Steamboat Springs Plant and in the case of the Crystal Springs Plant by Bonneville Pacific Corporation ("BPC"), until December, 1991, then by CHI until December, 1992 and by Little Mac Power Services Co. from December 1, 1992 until sold. The Partnership has no employees, but relies on the staff of Far West Capital, Inc. ("Far West Capital"), a General Partner of the Partnership together with Alan O. Melchior and Thomas A. Quinn, who are officers, directors, and 80% shareholders of Far West Capital and were also General Partners of the Partnership until they resigned as General Partners effective January 1, 1995. The term "General Partner" as used herein, means Far West Capital and includes Messrs. Melchior and Quinn until they resigned as General Partners effective January 1, 1995. The Partnership also employs outside consultants as necessary. As of the date of this filing, Far West Capital has nine employees who have varied amounts of responsibility for the Partnership and for other partnerships for which Far West Capital is the General Partner.

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

              Schedule I, Condensed Financial Information
          Registrant (All Required Information
               Reported in Financial Statements and Notes to the Financial Statements)

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

                         FAR WEST ELECTRIC ENERGY FUND, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (Continued)

                                        FOR THE YEARS ENDED
                                             DECEMBER 31,
                            1995            1994           1993

Cash Flows From Financing
Activities:
  Principal Payments
   on Long-term Debt   $  (815,000)    $  (751,000)   $(1,109,000)
  Proceeds From the
   Issuance of Debt        112,000          83,000        171,000

  Net Cash Provided by
   (Used) in Financing
   Activities             (703,000)       (668,000)      (938,000)

Increase (Decrease) in
  Cash and Cash
  Equivalents              (15,000)         (2,000)       (16,000)

Cash and Cash
  Equivalents at
  Beginning of Year        278,000         280,000        296,000

Cash and Cash
  Equivalents at
  End of Year          $   263,000     $   278,000    $   280,000

Supplemental Disclosure of
Cash Flow Information:
  Cash Paid During the Year
  For Interest         $   743,000     $   727,000    $   755,000

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

      Other assets consist of the following at December 31, 1995 and1994:

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

Nonrecurring Transactions

     The sale of the Crystal Springs Project has resulted in a loss of $170,000 and again on early extinguishment of debt of $358,000. These amounts are reported in the statement of Income for December 31, 1995.

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

Investments in Partnerships

      Investments in partnerships consist primarily of non-marketable securities that are either partnerships or limited liability companies and are stated at cost that does not exceed estimated net realizable value. During 1995 and 1994, certain investments were written down to their estimated realizable value. Far West Capital, Inc. is the sole general partner for Far West Electric Energy Fund, L.P. for which it owns a 6% equity interest and over which it exercises significant control. The Company accounts for its investment in Far West Electric Energy Fund, L.P. (FWEEF) on the equity method, however, due to losses incurred by FWEEF during the first several years, the equity method has been discontinued until such time as the Company's share of accumulated earnings of FWEEF exceed the Company's share of losses not recognized during the period of discontinuance.

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

      Based on geothermal leases, the Company pays royalties on the power revenues generated by the facilities of between 3.5 percent and 4.0 percent.

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

      Security Ownership of Management

      As of March 15, 1996 the General Partner owns the following interest in the Partnership:

                                   Name of
            Title of Class     Beneficial Owner   Ownership Percent


            Limited Partner- Far West Capital    530         5.14
            ship Units                           Limited
                                                 Partnership
                                                 Units

            General Partner  Far West Capital    Certificate
            Interest                             of General
                                                 Partner's
                                                 Interest       1

                                        Total                6.14

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

     As consideration for the sale of the 1-A Plant rights to 1-A Enterprises, the Partnership received a royalty interest in the net operating income of the 1-A Plant. Such royalties equaled 15 percent in 1995. This amounted to $87,000 earned by the Partnership.

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

      Assignment of Ownership Interest in SB GEO

     In October, 1991 the Partnership assigned its 77 percent ownership interest in SB GEO to Alan O. Melchior and Thomas A. Quinn, two of the officers and owners of the General Partner in exchange for their assuming all outstanding liabilities of SB GEO. See "Item
     2. Properties" for further information.

      Loans From General Partner

     During the past 5 years the General Partner made unsecured loans to the Partnership to help the Partnership meet its financial obligations. The loans accrue interest at 13% and are payable upon demand. As of December 31, 1995, 1994 and 1993 loans from
     General Partners totaled $1,117,000, $1,005,000, and
     $922,000 respectively.
                                       PART IV

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

      3.    Exhibits:

      The following exhibits are included as part of this report:

           SEC
Exhibit   Reference
Number    Number        Title of Document                Location

Item 3.     Articles of Incorporation and Bylaws
3(a)  3     Certificate and Agreement of Limited
            Partnership of Far West Electric       Incorporated
            Energy Fund, L.P.                      by Reference
            filed with the Delaware Secretary
            of State on December 20, 1988
           (Steamboat Springs Project).
           (Incorporated by reference to Exhibit 10(ab)
            filed with Form 10-K for the fiscal year ended
            December 31, 1988.)


3(b)  3     Amendment to Certificate and Agreement of Incorporated
            Limited Partnership of Far West Electric  by Reference
            Energy Fund, L.P.

Item 4.     Instruments Defining the Rights of
            Security Holders                          Incorporated
4      4    See Exhibit (3)(a) with respect to
            rights of                                 by Reference
            Limited Partners.

Item 10.    Material Contracts
10(a)  10   Purchase Agreement (Steamboat Springs
            formerly "Sierra Pacific" - Project).    Incorporated
           (Incorporated by reference to Exhibit     by Reference
            10(a) filed with Form 8 dated June 20, 1986.)

10(b)  10  Offset Agreement (Steamboat Springs
           Project). (Incorporated by reference      Incorporated
           to Exhibit 10(b)                          by Reference
           filed with Form 8, dated June 20, 1986.)

10(c)  10  Agreement for the Purchase and Sale of     Incorporated
           Electricity (Steamboat Springs Project).   by Reference
          (Incorporated by reference to Exhibit 10(c) filed with Form 8 dated June 20, 1986.)

10(d)  10  Memorandum of Lease, Assignment of Lease,   Incorporated
           and Purchase Agreement (Steamboat           by Reference
           Springs Project). (Incorporated by
           reference to Exhibit 10(d) filed with
           Form 8 dated June 20, 1986.)

10(e)  10  Operating Agreement (Steamboat Springs Pro- Incorporated
           ject).  (Incorporated by reference to       by Reference
           Exhibit 10(e) filed with Form 8 dated
           June 20, 1986.)

10(f)  10  Demand Note (Steamboat Springs Project).    Incorporated
          (Incorporated by reference to Exhibit 10(f) by Reference filed with Form 8 dated June 20, 1986.)

10(g)  10  Assignment and Security Agreement           Incorported
          (Steamboat springs Project). (Incorporated by Reference by reference to Exhibit 10(g) filed with Form 8 dated June 20, 1986.)

10(h)  10  Accommodation Agreement (Steamboat Springs  Incorporated
           Project).  (Incorporated by reference to    by Reference
           Exhibit 10(h) filed with Form 8 dated June
           20, 1986.)

10(i)  10  Leasehold Trust Deed (Steamboat Springs Pro-Incorporated
           ject).  (Incorporated by reference to      by reference
           Exhibit 10(i) filed with Form 8 dated
           June 20, 1986.)

10(j)  10  Construction Loan Agreement (Steamboat    Incorporated
           Springs Project).  (Incorporated          by reference
           by Reference to Exhibit 10(j) filed
           with Form 8 dated June 20, 1986.)

10(k)  10  Consents to Assignment of Geothermal Re-  Incorporated
           sources Lease and Agreement for the       by Reference
           Purchase and Sale of Electricity
          (Steamboat Springs Project).
          (Incorporated by reference to Exhibit
           10(k) filed with Form 8 dated June 20, 1986.)

10(l)  10  Construction Agreement (Steamboat Springs   Incorporated
           Project).  (Incorporated by reference to    by Reference
           Exhibit 10(l) filed with Form 8 dated June
           20, 1986.)

10(m)  10  Assignment of Construction Agreement (Steam-Incorporated
           boat Springs Project).  (Incorporated by    by Reference
           reference to Exhibit 10(m) filed with Form 8 dated June 20, 1986.)

10(n)  10  Promissory Note ($7.1 Million) (Steamboat   Incorporated
           Springs Project).(Incorporated by reference by Reference to Exhibit 10(n) filed with Form 8 dated
           June 20, 1986.)

10(o) 10 Purchase Agreement (Steamboat Springs Pro- Incorporated ject). (Incorporated by reference to Exhibitby Reference 10(o) filed with Form 8 dated June 20, 1986.)

10(p) 10 Amendment to Agreement for Purchase and Sale Incorporated of Electricity Between Far West Hydroelectricby Reference Fund, Ltd. and Sierra Pacific Power Company
          (Steamboat Springs Project). (Incorporated by reference to Exhibit 10(p) filed with Form
           10-K for the fiscal year ended December 31, 1986.)

10(q)  10  Location and Occupancy Agreement (Steamboat Incorporated
           Springs Project). (Incorporated by referencby Reference to Exhibit 10(q) filed with Form 10-K for the fiscal year ended December 31, 1986.)

10(r)  10  Insurance Policy (Steamboat Springs         Incorporated
           Project).(Incorporated by reference to      by Reference
           Exhibit 10(r) filed with Form 10-K for
           the fiscal year ended December 31, 1986.)

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


10(x)  10  Restated Operation and Maintenance          Incorporated
           Agreement, Purchase Option Agreement,       By Reference
           Promissory Note, Credit Agreement,
           Security Agreement, Mortgage,
           Assignment of Contract Rights, and Security
           Agreement, and Collateral Assignment of Water
           Rights (Steamboat Springs Project). (Incorp-orated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 1988.)

10(y)  10  Amendment to Steamboat Springs Geothermal   Incorporated
           Hydroelectric Plant Security Agreement      by Reference
          (Steamboat Springs Project). (Incorporated by reference to Exhibit 6.(a)(1) filed with Form 10-Q for the quarter ended September
           30, 1988.)

10(z)  10  Agreement re Acquisition of 1-A Expansion toIncorporated
           the Steamboat Nevada Geothermal Power Plant by Reference (Steamboat Springs Project). (Incorporated
           by reference to Exhibit 10(w) filed with Form
           10-K for the fiscal year ended December 31, 1987.)

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

10(ac) 10  Geothermal Resources Sublease between Far  Incorporated
           West Hydroelectric Fund, Ltd. and Far West by Reference Capital, Inc., dated October 28, 1988 (Steam-boat Springs Project). (Incorporated by reference to Exhibit 10(ae) filed with Form
           10-K for the fiscal year ended December 31, 1988.)

10(ad) 10  Purchase Option Agreement between Crystal   Incorporated
           Springs Hydroelectric Company and BPC, datedby Reference
           July 7, 1988 (Crystal Springs Project).
          (Incorporated by reference to Exhibit 19(a)
           filed with Form 10-K for the fiscal year
           ended December 31, 1988.)

10(ae) 10  Restated Operation and Maintenance AgreementIncorporated
           between Crystal Springs Hydroelectric       by Reference
           Company and BPC, dated July 7, 1988 (Crystal
           Springs Project).  (Incorporated by reference to
           Exhibit 19(b) filed with Form 10-K for the fiscal year ended December 31, 1988.)

10(af) 10  Term Loan Agreement with Westinghouse CreditIncorporated
           Corporation dated December 28, 1989         by Reference
          (Steamboat Springs Project).
           Incorporated by reference to Exhibit 7.(c)
          (1) filed with Form 8-K dated
           January 17, 1990.)

10(ag) 10  Note in the principal amount of $400,000 to Incorporated
           1-A Enterprises (Steamboat Springs Project).by Reference (Incorporated by reference to Exhibit 7.(c)(2)
           filed with Form 8-K dated January 17, 1990.)

10(ah) 10  The following Exhibits relate to the WestingIncorporated house Loan financing on the Steamboat Springby Reference
           Project:

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

10(ai) 10  Third Amendment to Geothermal Resources    Incorporated
           LeaseIncorporated (Steamboat Springs       by Reference
           Project). (Incorporated by reference to
           Exhibit (10) (ai) filed with Form 10-K for the fiscal year ended December 31, 1989.)

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

10(al) 10  Memorandum of Revised and Restated         Incorporated
           Geothermal Resources Sublease (Steamboat   by Reference
           Springs Project). (Incorporated by
           reference to Exhibit (10)
           (al) filed with Form 10-K for the fiscal year ended December 31, 1989.)


10(am) 10  Amendment to Operating Agreement (Steamboat Incorporated
           Springs Project).  (Incorporated            by reference
           by Reference to Exhibit (10) (am) filed
           with Form 10-K for the fiscal year ended
           December 31, 1989.)

10(an) 10  Compromise Agreement (Steamboat Springs Pro-Incorporated
           ject).(Incorporated by reference to Exhibit by Reference
          (10) (an) filed with Form 10-K for the fiscal year ended December 31, 1989.)

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

10(au) 10 First Amendment to Security Agreement (Steam-Incorporated boat Springs). (Incorporated by reference toby Reference Exhibit (10) (au) filed with Form 10-K for the fiscal year ended December 31, 1990.)

10(av) 10 Fifth Amendment to Escrow Agreement (Steam- Incorporated boat Springs). (Incorporated by reference toby Reference Exhibit (10) (av) filed with Form 10-K for the fiscal year ended December 31, 1990.)

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

10(aaa)10 Mutual Release Agreement (Crystal Springs    Incorporated
          Project). (Incorporated by reference to Ex- by Reference hibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aab)10 Extension and Modification Agreement (CrystalIncorporated
         Springs Project). (Incorporated by reference by Reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aac)10 Amendment to Mortgage (Crystal Springs Pro- Incorporated ject). (Incorporated by reference to Exhibit by Reference
         (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aad)10 Amendment to Security Agreement (Crystal     Incorporated
          Springs Project). (Incorporated by reference by Reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aae)10 Operation and Maintenance Agreement (Crystal Incorporated
          Springs Project). (Incorporated by referenceby Reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December 31, 1992).

10(aaf)10 Mutual Satisfaction of Arbitration Award     Incorporated
        (Steamboat Springs Project).  (Incorporated    by Reference
          by reference to Exhibit (10) (a) filed with Form 10-K for the fiscal year ended December
          31, 1992).

10(aag)10 Second Extension Agreement (Crystal Springs  Incorporated
          Project).                                    by Reference

10(aah)10 Agreement (Crystal Springs Project).         Incorporated
                                                       by Reference

10(aai)10 Purchase and Sale Agreement (Crystal Springs Incorporated
                  Project).                            by Reference

10(aaj)10 Bill of Sale (Crystal Springs Project).      Incorporated
                                                       by Reference

10(aak)10 Release of All Claims (by Lessor) (Crystal   Incorporated
                  Springs Project).                    by Reference

10(aal)10 Consent to Assignment (Crystal Springs       Incorporated
                  Project).                            by Reference

10(aam)10 Consent and Agreement (Crystal Springs       Incorporated
                  Project).                            by Reference

10(aan)10 Assignment of Interest (Crystal Springs      Incorporated
                  Project).                            by Reference

10(aao)10 Certificate As To Fulfillment of Crystal     Incorporated
          Springs Hydroelectric Company ("Seller")     by Reference
          and Obligations (Crystal Springs Project).

10(aap)10 Certificate As To Fulfillment of Crystal     Incorporated
          Springs Hydroelectric, L.P. ("Purchaser")    by Reference
          Conditions (Crystal Springs Project).

10(aaq)10 Release of all claims (by Crystal Springs    Incorporated
          Hydroelectric Company) (Crystal Springs      by Reference
                  Project).

10(aar)10 Release of Security Agreement (Crystal       Incorporated
          Springs Project).                            by Reference

10(aas)10 Third Extension and Modification Agreement   Incorporated
                  (Crystal Springs Project).           by Reference

10(aat)10 Amended and Substituted Promissory Note      Incorporated
                  (Crystal Springs Project).           by Reference


10(aau)10    Purchase and Sale Agreement and related   Incorporated
            documents (Steamboat Springs Plant)        by Reference
            (Incorporated by Reference to
            preliminary Proxy materials filed
            January 11, 1996)

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

DATE:      June 17, 1996   By: /s/
                           Ronald E. Burch, Director and
                           Principal Executive Officer



DATE:      June 17, 1996   By: /s/
                           Alan O. Melchior, Director and
                           Principal Financial Officer

DATE:      June 17, 1996   By: /s/
                           Thomas A. Quinn, Director


DATE:      June 17, 1996   By: /s/
                           Kenneth R. Beck, Director


DATE:      June 17, 1996   By: /s/
                           Jody Rolfson
                           Principal Accounting Officer