Form 10QSB
period 1996-06-30
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-08-15
CIK 753767

FORM 10-QSB

[As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1996

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

Item 1.  Financial Statements


               FAR WEST ELECTRIC ENERGY FUND, L.P.
                         Balance Sheets
               December 31, 1995 and June 30, 1996
                           (Unaudited)

Assets                                  06/30/96        12/31/95

Utility plant:
   Plant in service                  $  15,999,000   $ 15,999,000

   Equipment                               616,000        588,000
   Construction in progress                118,000        118,000
   Accumulated depreciation             (5,697,000)    (5,377,000)

          Net utility plant             11,036,000     11,328,000

Restricted Marketable Securities         1,054,000      1,026,000

Other assets                                97,000        106,000

Current assets:
   Cash                                    245,000        263,000
   Receivables - Trade                     317,000        399,000
   Receivables - Other                           0          6,000
   Prepaid Insurance                        27,000          4,000

          Total current assets             589,000        672,000

          Total assets               $  12,776,000   $ 13,132,000












                The accompanying notes are an integral
                  part of these financial statements.


                   FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Balance Sheets
                  December 31, 1995 and June 30, 1996
                              (Unaudited)

     Partners' Capital and Liabilities  06/30/96    12/31/95

Partners' capital                    $  5,381,000  $ 5,140,000

Long-term debt:
 Long-term debt, excluding
  current portion                         537,000      537,000
 Notes payable - Related party            164,000      188,000

Partners' capital and Long-term
 Liabilities                            6,082,000    5,865,000

Current liabilities:
 Current portion - Long-term debt       4,139,000    4,563,000
 Note payable - Related party           1,201,000    1,159,000
  Payable - Related party                 275,000      433,000
  Accrued Liabilities
   Operations                             317,000      402,000
   Royalties                               84,000       96,000
   Interest                               678,000      614,000

          Total current liabilities     6,694,000    7,267,000

          Total partners' capital
            and liabilities         $  12,776,000  $13,132,000



















                The accompanying notes are an integral
                  part of these financial statements
                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Operations
                              (Unaudited)

                         For The     For The    For The     For The
                         3 Months    3 Months   6 Months    6 Months
                         Ended       Ended      Ended       Ended
                         06/30/96    06/30/95   06/30/96    06/30/95

Revenues
  Electric power sales   $ 671,000   635,000   $1,509,000   1,300,000
  Pumping charges           14,000    14,000       25,000      25,000
  Royalty income            21,000    18,000       43,000      41,000
  Interest income           15,000    20,000       26,000      32,000
  Other income                   0         0            0           0

     Total Revenues        721,000   687,000    1,603,000   1,398,000

Expenses
  Interest                 165,000   504,000      356,000     781,000
  Depreciation             161,000   158,000      320,000     304,000
  Royalty                  107,000   102,000      237,000     208,000
  Professional Services     47,000    20,000       70,000      41,000
  Administrative services -
   general partner          27,000    16,000       54,000      82,000
  Amortization               5,000     5,000        9,000       9,000
  Insurance                 12,000    12,000       25,000      23,000
  Maintenance              137,000   127,000      281,000     279,000
  Production Expenses        1,000         0        1,000           0
  Other                      3,000     4,000        8,000      15,000

     Total Expenses        665,000   948,000    1,361,000   1,742,000

  Net Income (Loss)
     Before Gain on Sale    56,000  (261,000)     242,000    (344,000)

  Gain on Sale of Crystal
     Springs Project             0         0            0     188,000


  Net Income or (Loss)   $  56,000 $(261,000)$    242,000  $ (156,000)







                The accompanying notes are an integral
                  part of these financial statements.

                  FAR WEST ELECTRIC ENERGY FUND, L.P.
                       Statements of Cash Flows
                For the Six Months Ended June 30, 1996
                              (Unaudited)

                                                       06/30/96

Cash flows from operating activities:
Net income (loss)                                    $  242,000
Adjustments to reconcile net loss to
net cash used in operating activities
     Depreciation and amortization                      329,000
Change in assets and liabilities
     Decrease (increase) in receivables                  87,000
     Decrease (increase) in prepaid insurance           (23,000)
     Decrease (increase) in other assets                (28,000)
     Increase (decrease) in accounts
       payable and accrued expenses                     (33,000)
     Increase (decrease) in amount due to
       general partner                                 (140,000)

          Total Adjustments                             192,000

          Net cash provided by (used in)
            operating activities                        434,000

Cash flows from investing activities:
     Purchase of plant and equipment                    (28,000)
     Disposal of plant and equipment                          0

          Net cash provided by (used in)
            investing activities                        (28,000)

Cash flows from financing activities:
     Payment of principal on long-term debt            (424,000)
     Issuance of Long-term debt                               0

          Net cash provided by (used in)
            financing activities                       (424,000)

Increase (decrease) in cash                             (18,000)
Cash at beginning of period                             263,000

Cash and Cash Equivalents
  at the end of the period                           $  245,000

Supplemental disclosures of cash flow information:
     Cash paid during the period of interest         $   79,000

                The accompanying notes are an integral
                  part of these financial statements.

                   Far West Electric Energy Fund, L.P.

                             June 30, 1996

                     Notes to Financial Statements


1.   Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.   Related Party Transactions

     Under the terms of the Partnership Agreement, the General Partner is allowed reimbursements of expenses incurred to manage the Partnership. For the six month periods ended June 30, 1995 and 1996, the Partnership accrued, but did not pay, fees and reimbursements to the general partner of $86,000 and $54,000 respectively.

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

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition.

          Overall electric power sales increased about 16% this past quarter as compared to the second quarter of 1995. This increase was due to a combination of factors; (1) fewer generator failures; (2) improvement in condensor fans; (3) the computer operating programs and (4) increased geothermal brine flows to the plant originating from a test well located on a lease adjacent to the lease on which the plant is located. Whether the plant will continue to receive those flows in the future is unknown at this time. Maintenance and repair costs this past quarter were about 8% higher than those of the second quarter of 1995 due to plant repairs which included fire protection, overhaul of a pump bowl assembly and submersible pump test.

          The Steamboat Springs Plant is in compliance with environmental and regulatory agencies.


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no material changes in the status of legal proceedings since the Partnership's report on Form 10-Q dated March 31, 1995.

Item 5.   Other Information

     In a report dated September 4, 1993 the General Partner reported to the Limited Partners on its efforts to restructure the business of the Partnership so as to be able to resume distributions to the Limited Partners. In summary the General Partner concluded that the Partnership would be unable to generate significant positive cash flow or resume distributions without the infusion of cash sufficient to make capital improvements in the Steamboat Springs Plant and/or buy out the Westinghouse loan and certain royalty interests at a discount. The Partnership does not have the financial resources to accomplish these goals. At present and in the foreseeable future the Partnership is generating taxable income without any cash distributions to pay the tax liabilities. Therefore, it appeared to the General Partner that it may be advantageous to the Partnership to consider a sale of all the Partnership assets.

     The General Partner has reported to the Limited Partners that it subsequently executed a contract on behalf of the Partnership with U.S. Envirosystems, Inc. (a Delaware corporation) to sell substantially all assets of the Partnership, including the Steamboat Springs Power Plant. The sale is conditioned on the approval of the Limited Partners. That Contract was attached to a draft proxy statement describing the details of the transaction, its tax effect and an opinion as to the fairness of the proposed transaction, which was submitted to the Securities and Exchange Commission for its review. After SEC review these materials were mailed to the Limited Partners on July 23, 1996 for their review and vote by August 14, 1996. If the proposed sale of Partnership assets is approved the General Partner proposes to distribute all proceeds of the sale to Limited Partners (after payment of debts and accounts to third parties) and to terminate the Partnership. The voting to date appears to be overwhelmingly in favor of approval of the sale. The vote tabulation will be verified by Robison, Hill and Co., an independent accounting firm, and the Limited Partners will be notified of the final voting results.


Item 6.   Exhibits and Reports on Form 8-K

     The Partnership did not file a report on Form 8-K during the three months ended June 30, 1996.


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


               Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                              General Partner



DATE:    August 15, 1996    By:   /s/__________________________
                                 Ronald E. Burch
                                 President



DATE:    August 15, 1996    By:   /s/
                                 Jody Rolfson
                                 Controller