Form 10QSB
period 1996-09-30
FAR WEST ELECTRIC ENERGY FUND L P
filed 1996-11-15
CIK 753767

FORM 10-QSB

[As last amended in Release No. 34-32231, April 28, 1993, 58 F.R.26509]

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
  [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1996

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

Item 1.  Financial Statements


                     FAR WEST ELECTRIC ENERGY FUND, L.P.
                              Balance Sheets
                 December 31, 1995 and September 30, 1996
                                 (Unaudited)

       Assets                               09/30/96       12/31/95

Utility plant:
   Plant in service                      $15,999,000   $ 15,999,000
   Equipment                                 629,000        588,000
   Construction in progress                  118,000        118,000
   Accumulated depreciation               (5,859,000)    (5,377,000)

       Net utility plant                  10,887,000     11,328,000

  Restricted Marketable Securities         1,067,000      1,026,000

      Other assets                            93,000        106,000

Current assets:
   Cash                                      207,000        263,000
   Receivables - Trade                       271,000        399,000
   Receivables - Other                             0          6,000
   Prepaid Insurance                          16,000          4,000

      Total current assets                   494,000        672,000

        Total assets                   $  12,541,000   $ 13,132,000



                       The accompanying notes are an integral
                        part of these financial statements.



                       FAR WEST ELECTRIC ENERGY FUND, L.P.
                                 Balance Sheets
                    December 31, 1995 and September 30, 1996
                                    (Unaudited)

       Partners' Capital and Liabilities      09/30/96     12/31/95

Partners' capital                         $  5,334,000  $ 5,140,000

Long-term debt:
  Long-term debt, excluding
    current portion                            537,000      537,000
  Notes payable - Related party                152,000      188,000

Partners' capital and Long-term
  Liabilities                                 6,023,000    5,865,000

Current liabilities:
  Current portion - Long-term debt            3,911,000    4,563,000
  Note payable - Related party                1,246,000    1,159,000
    Payable - Related party                     274,000      433,000
  Accrued Liabilities
    Operations                                  295,000      402,000
    Royalties                                    78,000       96,000
    Interest                                    714,000      614,000


     Total current liabilities                6,518,000    7,267,000

     Total partners, capital
          and liabilities                $   12,541,000 $ 13,132,000




                     The accompanying notes are an integral
                       part of these financial statements



                        FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Statements of Operations
                                    (Unaudited)

                           For The    For The   For The    For The
                           3 Months   3 Months  9 Months   9 Months
                           Ended      Ended     Ended      Ended
                           09/30/96   09/30/95   09/30/96  09/30/95

Revenues
   Electric power sales    $534,000   494,000  $2,043,000 1,794,000
   Pumping charges           21,000    22,000      46,000    47,000
   Royalty income            22,000    22,000      65,000    63,000
   Interest income           17,000    18,000      43,000    50,000

       Total Revenues       594,000   556,000   2,197,000 1,954,000

Expenses
   Interest                 188,000   143,000     544,000   924,000
   Depreciation             161,000   158,000     481,000   462,000
   Royalty                   88,000    82,000     325,000   290,000
   Professional Services     30,000     1,000     100,000    42,000
   Administrative services -
     general partner         24,000    13,000      78,000    95,000
   Amortization               4,000     4,000      13,000    13,000
   Insurance                 11,000    11,000      36,000    34,000
   Maintenance              128,000   164,000     409,000   443,000
   Travel                         0     7,000           0     7,000
   Taxes                          0     1,000       1,000     1,000
   Other                      8,000     6,000      16,000    21,000

       Total Expenses       642,000   590,000   2,003,000 2,332,000

  Net Income (Loss)
       Before Gain on Sale  (48,000)  (34,000)    194,000  (378,000)

  Gain on Sale of Crystal
      Springs Project             0         0           0   188,000

  Net Income or (Loss)     $(48,000) $(34,000) $  194,000 $(190,000)




                     The accompanying notes are an integral
                        part of these financial statements.



                        FAR WEST ELECTRIC ENERGY FUND, L.P.
                            Statements of Cash Flows
                  For the Nine Months Ended September 30, 1996
                                    (Unaudited)
                                                           09/30/96

Cash flows from operating activities:
Net income (loss)                                        $  194,000
Adjustments to reconcile net loss to
net cash used in operating activities
     Depreciation and amortization                          494,000
Change in assets and liabilities
     Decrease (increase) in receivables                     134,000
     Decrease (increase) in prepaid insurance               (12,000)
     Decrease (increase) in other assets                          0
     Increase (decrease) in accounts
       payable and accrued expenses                        (175,000)
     Increase (decrease) in amount due to
       general partner                                       78,000

         Total Adjustments                                  519,000

     Net cash provided by (used in)
       operating activities                                 713,000

Cash flows from investing activities:
     Purchase of plant and equipment                        (41,000)
     Disposal of plant and equipment                              0

     Net cash provided by (used in)
       investing activities                                 (41,000)

Cash flows from financing activities:
     Payment of principal on long-term debt                (687,000)
     Issuance of Long-term debt                                   0

     Net cash provided by (used in)
       financing activities                                (687,000)

Increase (decrease) in cash                                 (15,000)
Cash at beginning of period                               1,289,000

Cash and Cash Equivalents
  at the end of the period                               $1,274,000

Supplemental disclosures of cash flow information:

  Cash paid during the period of interest                $  411,000


                     The accompanying notes are an integral
                        part of these financial statements.




                        Far West Electric Energy Fund, L.P.
                               September 30, 1996
                           Notes to Financial Statements


   1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   2.Related Party Transactions

     Under the terms of the Partnership Agreement, the General Partner is allowed reimbursements of expenses incurred to manage the Partnership. For the nine month periods ended September 30, 1995 and 1996, the Partnership accrued, but did not pay, fees and reimbursements to the general partner of $95,000 and $78,000 respectively.

   3.Long-term Debt

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

 Item 2.Management's Discussion and Analysis of Results of
Operations and Financial Condition.

     Overall electric power sales increased about 8% this past quarter as compared to the third quarter of 1995. This increase was due primarily to increased geothermal brine flows to the plant originating from a test well located on a lease adjacent to the lease on which the plant is located. Whether the plant will continue to receive those flows in the future is unknown at this time. Maintenance and repair costs this past quarter were about 21% lower than those of the third quarter of 1995, due to prior plant upgrades.

     The Steamboat Springs Plant is in compliance with environmental and regulatory agencies.


                            PART II - OTHER INFORMATION


 Item 1.Legal Proceedings

     There have been no material changes in the status of legal proceedings since the Partnership's report on Form 10-Q dated
June 30, 1995.

 Item 5.Other Information

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

     The General Partner has reported to the Limited Partners that it subsequently executed a contract on behalf of the Partnership with U.S. Envirosystems, Inc. (a Delaware corporation) to sell substantially all assets of the Partnership, including the Steamboat Springs Power Plant. The sale was approved by the Limited Partners. Sale Documents are currently being prepared.


     On August 20, 1996, Robison, Hill & Co., the registrant's independent public accountants, issued its certificate summarizing the voting by limited partners on the transaction proposed by the Consent Solicitation mailed to partners on July 23, 1996. The certificate contains the following information:

       Total outstanding Units:10,306.00
       Total Units participating by vote: 5,675.00
       Percentage of Units participating by vote:    55.07
       Units approving the Proposed Transaction: 5,083.50
       Units disapproving the Proposed Transaction:   361.00
       Units abstaining:   230.50
       Illegible ballots:    35.00
       Percentage approval by Units voted:    89.58

     Accordingly, upon completion of the conditions of the purchase agreement by purchaser, the registrant will proceed with the sale of substantially all its assets, distribution of net proceeds to the limited partners, and termination of the partnership, as described in the Consent Solicitation.

     This transaction has been delayed pending U.S.
Envirosystems, Inc. raising the necessary funds.  The General
Partner believes that this transaction will either close or fail within 30 days.

 Item 6.Exhibits and Reports on Form 8-K

     The Partnership filed a report on Form 8-K dated August 21,
1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


              Registrant:  Far West Electric Energy Fund, L.P.

                         By:  Far West Capital, Inc.,
                      General Partner



DATE:    November 14, 1996    By:  /s/
                                   Ronald E. Burch
                                   President



DATE:    November 14, 1996    By:   /s/
                                    Jody Rolfson
                                    Controller